Form 10-Q
period 2002-02-02
PLASTIPAK HOLDINGS INC
filed 2002-03-19
CIK 1161738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      [ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended February 2, 2002
                                       OR
      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to
                        Commission File Number: 333-73552

                            PLASTIPAK HOLDINGS, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

               Delaware                                    38-2418126
---------------------------------------           ----------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification Number)

                  9135 General Court, Plymouth, Michigan 48170
                  --------------------------------------------

                    (Address of principal executive offices)

                                 (734) 455-3600
                                 --------------

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

              ----------------------------------------------------

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of February 2, 2002 was 27,753.
-------------------------------------------------------------------------------

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX


                                                                                                                   PAGE
                                                                                                                   ----

                 PART I - FINANCIAL INFORMATION......................................................................1

                 Item 1.    Financial Statements.....................................................................1

                            Condensed Consolidated Balance Sheets as of November 3, 2001
                            and February 2, 2002 (unaudited).........................................................1

                            Condensed Consolidated Statements of Operations (unaudited) for the
                            Three Month Periods Ended  February 2, 2002 and February 3, 2001.........................3

                            Condensed Consolidated Statements of Cash Flows (unaudited) for the
                            Three Months Ended February 2, 2002 and February 3, 2001.................................4

                            Notes to Condensed Consolidated Financial Statements.....................................6

                 Item 2.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.....................................................................16

                 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................23


                 PART II - OTHER INFORMATION........................................................................23

                 Item 6.    Exhibits and Reports on Form 8-K........................................................23

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                                    FEBRUARY 2,         NOVEMBER 3,
                                                       ASSETS                          2002                2001
                                                                                    -----------         -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                     $  42,590,634       $  53,483,389
    Accounts receivable
       Trade (net of allowance of $5,871,427 and $6,111,236
           at February 2, 2002 and November 3, 2001)                                 48,175,648          48,906,619
       Related parties                                                                6,963,768           6,695,143
    Prepaid expenses                                                                 11,682,584          10,707,870
    Inventories                                                                      80,507,347          77,930,887
    Prepaid federal income taxes                                                      1,113,909           1,100,000
    Deferred income taxes                                                             7,888,000           6,437,000
    Other current assets                                                              6,125,024           5,202,346
                                                                                   ------------        ------------
                 Total Current Assets                                               205,046,914         210,463,254


PROPERTY, PLANT AND EQUIPMENT - NET                                                 269,321,556         270,382,231


OTHER ASSETS
    Cash surrender value of life insurance                                            1,650,845           1,650,845
    Deposits                                                                         12,483,186           6,066,405
    Capitalized loan costs                                                           10,436,170          10,679,904
    Intangible assets, (net of accumulated amortization of
       $7,883,944 and $7,447,400 at February 2, 2002
       and November 3, 2001)                                                          4,345,758           3,282,302
    Note receivable                                                                   2,444,539           2,529,736
                                                                                   ------------        ------------
                 Total Other Assets                                                  31,360,498          24,209,192
                                                                                   ------------        ------------
                                                                                   $505,728,968        $505,054,677
                                                                                   ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY                                                FEBRUARY 2,         NOVEMBER 3,
                                                                                       2002                2001
                                                                                    -----------         -----------
                                                                                    (UNAUDITED)

CURRENT LIABILITIES
    Accounts payable - trade                                                      $  85,706,237       $  95,649,181
    Current portion of long-term obligations                                          7,562,978           6,615,597
    Accrued liabilities
       Taxes other than income                                                        5,651,111           4,454,849
       Other accrued expenses                                                        35,160,868          23,761,086
       Income taxes                                                                   1,403,560           1,081,560
                                                                                   ------------        ------------
                 Total Current Liabilities                                          135,484,754         131,562,273


SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT OF $3,953,553
    AND $4,056,688, RESPECTIVELY)                                                   271,046,447         270,943,312

LONG-TERM OBLIGATIONS                                                                52,037,382          55,503,756


DEFERRED INCOME TAXES                                                                11,738,000          11,238,000


OTHER NON-CURRENT LIABILITIES                                                         3,506,901           3,399,352

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000
       shares authorized; 27,753 shares
       issued and outstanding                                                            27,753              27,753
    Retained earnings                                                                31,887,731          32,380,231
                                                                                    -----------         -----------
                 Total Stockholders' Equity                                          31,915,484          32,407,984
                                                                                   ------------        ------------
                                                                                   $505,728,968        $505,054,677
                                                                                   ============        ============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                                                  THREE MONTHS ENDED
                                                                                             ------------------------------
                                                                                              FEBRUARY 2,      FEBRUARY 3,
                                                                                                 2002             2001
                                                                                             -------------    -------------
                                                                                              (UNAUDITED)       (UNAUDITED)

Revenues                                                                                      $187,880,945     $197,794,121

Costs and expenses                                                                             161,703,008      177,826,300
                                                                                             -------------    -------------
              Gross profit                                                                      26,177,937       19,967,821

Selling, general and administrative expenses                                                    16,449,375       14,356,969
                                                                                             -------------    -------------
              Operating profit                                                                   9,728,562        5,610,852

Other expense (income)
    Equity in affiliate earnings                                                                       -            (38,437)
    Interest expense                                                                             9,029,621        7,084,672
    Interest income                                                                               (405,686)        (108,579)
    (Gain) loss on foreign currency translation                                                  2,023,374         (323,253)
    Sundry income                                                                                 (121,247)        (194,858)
                                                                                               -----------      -----------
                                                                                                10,526,062        6,419,545
                                                                                             -------------    -------------
Loss before income taxes                                                                          (797,500)        (808,693)

Income tax expense (benefit)
    Current                                                                                        646,000              -
    Deferred                                                                                      (951,000)        (335,000)
                                                                                             -------------    -------------
                                                                                                  (305,000)        (335,000)
                                                                                             -------------    -------------
              Net loss                                                                       $    (492,500)   $    (473,693)
                                                                                             =============    =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                  THREE MONTHS ENDED
                                                                            -------------------------------
                                                                             FEBRUARY 2,       FEBRUARY 3,
                                                                                2002              2001,
                                                                             -----------      -----------
                                                                             (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $     (492,500)  $     (473,693)
    Adjustments to reconcile net loss to net cash
       provided by operating activities
          Depreciation and amortization                                         11,619,923       10,627,800
          Bad debt expense                                                        (300,278)           8,303
          Deferred salaries                                                        126,250           86,250
          Deferred income tax expense (benefit)                                   (951,000)        (335,000)
          Loss on sale of equipment                                                 13,088               18
          Equity in earnings of affiliate                                              -            (38,437)
          Foreign currency translation (gain) loss                                 465,785          (71,937)
          Changes in assets and liabilities:
              Decrease in accounts receivable                                      762,622        4,576,355
              Increase in inventories                                           (2,576,460)      (6,111,041)
              (Increase) decrease in prepaid expenses
                 and other current assets                                       (1,996,391)       2,430,384
              Increase in prepaid federal income taxes                             (13,909)      (4,468,496)
              Increase (decrease) in other liabilities                          12,582,215         (767,532)
              Increase in deposits                                              (6,416,781)      (2,155,133)
              (Decrease) increase in accounts payable                           (9,942,943)       8,598,377
              Decrease (increase) in sundry                                         85,197         (325,839)
              Increase in income taxes                                             322,000              -
                                                                            --------------   --------------
                 Net cash provided by operating activities                       3,286,818       11,580,379

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                                       (9,480,413)     (18,268,465)
    Acquisition of intangible assets                                            (1,500,000)      (2,500,000)
                                                                            --------------   --- ----------
                 Net cash used in investing activities                         (10,980,413)     (20,768,465)







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

================================================================================

                                                                                         THREE MONTHS ENDED
                                                                                   -------------------------------
                                                                                    FEBRUARY 2,       FEBRUARY 3,
                                                                                       2002              2001,
                                                                                    -----------       ----------
                                                                                    (UNAUDITED)       (UNAUDITED)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Net borrowings under revolving credit facility                                          -       13,785,736
     Payments on long-term obligations                                              (4,282,031)      (7,362,761)
     Proceeds from long-term obligations                                             1,292,380        2,766,497
     Capitalized loan costs                                                           (209,509)               -
                                                                                  ------------      -----------
                 Net cash (used in) provided by financing activities                (3,199,160)       9,189,472
                                                                                  ------------      -----------
Net (decrease) increase in cash                                                    (10,892,755)           1,386
Cash and cash equivalents at beginning of period                                    53,483,389        3,346,970
                                                                                  ------------      -----------
Cash and cash equivalents at end of period                                         $42,590,634      $ 3,348,356
                                                                                  ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for income taxes                                                    $          -      $   165,000
                                                                                  ============      ===========
    Cash paid for interest                                                        $  1,322,000      $ 7,236,000
                                                                                  ============      ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three months ended February 2, 2002 and February 3, 2001, are not necessarily indicative of the results that may be expected for the year ended November 2, 2002.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on February 25, 2002.


NOTE B - FISCAL PERIOD

Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The period ended February 2, 2002 contained 13 weeks. The period ended February 3, 2001 contained 14 weeks.


         NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed periodically for potential impairment. The standard is effective for fiscal years beginning after December 15, 2001.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001.

         The Company expects that the adoption of these standards will not have a material impact on its financial position or results from operations.


NOTE D - INVENTORIES

Inventories consisted of the following at:

                                                                    FEBRUARY 3,       NOVEMBER 3,
                                                                       2002              2001
                                                                   -----------       ------------
                  Raw materials                                    $31,318,262       $28,166,931
                  Finished goods                                    37,467,856        38,922,590
                  Parts and supplies                                11,721,229        10,841,366
                                                                   -----------       -----------
                                                                   $80,507,347       $77,930,887
                                                                   ===========       ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

================================================================================


NOTE E - SENIOR NOTES

On August 20, 2001, the Company issued $275,000,000 of 10.75% senior notes due in 2011. Interest is payable semi-annually. The indenture under which the notes were issued places restrictions on the payment of dividends, the acquisition of our common stock, the payment of indebtedness that is subordinate to the notes, asset sales, and the incurrence of debt and issuance of preferred stock. The senior notes are unconditionally guaranteed by all of the Company's material domestic subsidiaries. Prior to September 1, 2004, subject to certain limitations, in the event of a common stock offering, the Company may redeem up to 35% of the outstanding notes at a redemption price of 110.75% of the principal amount plus accrued interest. After September 1, 2006, the Company may redeem all or any portion of the outstanding notes at premiums which decline from 105.375% at September 1, 2006 to 101.792% at September 1, 2008. On or after September 1, 2009, the notes may be redeemed at par. The net proceeds received, after underwriting discounts and other fees and expenses, were approximately $263,200,000.


NOTE F - LEGAL PROCEEDINGS

The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to the Company's business, financial condition or results of operations.

NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of November 3, 2001 and the three months ended February 2, 2002 and the three months ending February 2, 2002 and February 3, 2001 of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

(2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

================================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF FEBRUARY 2, 2002


                                                                  GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                  ---------     -------------    ------------   ------------    ------------
CURRENT ASSETS
    Cash                                        $      1,000    $ 39,951,614    $  2,638,020    $          -  $  42,590,634
    Accounts receivable                           13,685,027      39,603,629       8,883,552      (7,032,792)    55,139,416
    Prepaid expenses                                       -       7,086,650       4,595,934               -     11,682,584
    Inventories                                            -      63,018,827      17,488,520               -     80,507,347
    Prepaid federal income taxes                           -       1,113,909             -                 -      1,113,909
    Deferred income taxes                                  -       1,600,904       4,524,120               -      6,125,024
    Other current assets                           1,450,000       3,760,000       2,678,000               -      7,888,000
                                                ------------    ------------    ------------    ------------   ------------

              Total current assets                15,136,027     156,135,533      40,808,146      (7,032,792)   205,046,914
PROPERTY, PLANT AND EQUIPMENT - NET                        -     212,492,305      56,829,251               -    269,321,556
OTHER ASSETS
    Cash surrender value of life insurance                 -       1,650,845               -               -      1,650,845
    Deposits                                               -      12,483,186               -               -     12,483,186
    Investments in and advances to affiliates    299,540,733    (253,530,590)              -     (46,010,143)             -
    Capitalized loan costs                                 -      10,436,170               -               -     10,436,170
    Intangible assets                                      -       4,077,724         268,034               -      4,345,758
    Deferred tax asset - long-term                  (814,000)        814,000               -               -              -
    Sundry                                               -         7,444,539               -      (5,000,000)     2,444,539
                                                ------------    ------------    ------------    ------------   ------------

              Total other assets                 298,726,733    (216,624,126)        268,034     (51,010,143)    31,360,498
                                                ------------    ------------    ------------    ------------   ------------

              Total assets                      $313,862,760    $152,003,712    $ 97,905,431    $(58,042,935)  $505,728,968
                                                ============    ============    ============    ============   ============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

===============================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF FEBRUARY 2, 2002




                                                                  GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                                 ---------      ------------     ------------     ------------      ------------

CURRENT LIABILITIES
    Accounts payable                           $          --    $  53,188,255    $  39,550,775    $  (7,032,792)   $  85,706,237
    Current portion of long-term liabilities              --        2,179,245        5,383,733               --        7,562,978
    Taxes other than income                               --        4,894,995          756,116               --        5,651,111
    Income taxes                                     477,560          926,000               --               --        1,403,560
    Other accrued expenses                        13,713,716       16,460,291        4,986,861               --       35,160,868
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities           14,191,276       77,648,785       50,677,485       (7,032,792)     135,484,754

SENIOR NOTES                                     275,000,000       (3,953,553)              --               --      271,046,447

LONG-TERM OBLIGATIONS                                     --        3,488,897       53,548,485       (5,000,000)      52,037,382

DEFERRED INCOME TAXES                             (7,244,000)      17,392,000        1,590,000               --       11,738,000

OTHER LONG-TERM LIABILITIES                               --        2,925,172          581,729               --        3,506,901
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  281,947,276       97,501,301      106,397,699      (12,032,792)     473,813,484

STOCKHOLDERS' EQUITY                              31,915,484       54,502,411       (8,492,268)     (46,010,143)      31,915,484
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 313,862,760    $ 152,003,712    $  97,905,431    $ (58,042,935)   $ 505,728,968
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

===============================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 3, 2001

                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                     PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                                   ----------    ------------    -------------    -------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                   $       1,000    $  51,476,877   $    2,005,512   $          --    $  53,483,389
    Accounts receivable
       Trade                                               --       36,490,035       12,416,584              --       48,906,619
       Related parties                              6,186,005        7,487,568           13,486      (6,991,916)       6,695,143
    Prepaid expenses                                       --        5,642,605        5,065,265              --       10,707,870
    Inventories                                            --       60,687,715       17,243,172              --       77,930,887
    Prepaid federal income taxes                           --        1,100,000               --              --        1,100,000
    Deferred income taxes                              (1,000)       3,760,000        2,678,000              --        6,437,000
    Other current assets                                   --          739,964        4,462,382              --        5,202,346
                                                -------------    -------------   --------------   -------------    -------------

              Total current assets                  6,186,005      167,384,764       43,884,401      (6,991,916)     210,463,254

PROPERTY, PLANT AND EQUIPMENT - NET                        --      213,264,728       57,117,503              --      270,382,231
OTHER ASSETS
    Cash surrender value of life insurance                 --        1,650,845               --              --        1,650,845
    Deposits                                               --        6,066,405               --              --        6,066,405
    Investments in and advances to affiliates     300,364,511     (252,548,602)              --     (47,815,909)              --
    Capitalized loan costs                                 --       10,679,904               --              --       10,679,904
    Intangible assets                                      --        2,969,666          312,636              --        3,282,302
    Deferred tax asset - long-term                   (814,000)         814,000               --              --               --
    Sundry                                                 --        7,529,736               --      (5,000,000)       2,529,736
                                                -------------    --------------  --------------   -------------    -------------

              Total other assets                  299,550,511     (222,838,046)         312,636     (52,815,909)      24,209,192
                                                -------------    -------------   --------------   -------------    -------------

              Total assets                      $ 305,736,516    $ 157,811,446   $  101,314,540   $ (59,807,825)   $ 505,054,677
                                                =============    =============   ==============   =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

===============================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 3, 2001

                                                                   GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                    PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                  ----------      ------------    ------------   --------------    -------------
CURRENT LIABILITIES
    Accounts payable                                      --    $  64,500,951    $  38,140,146    $  (6,991,916)   $  95,649,181
    Current portion of long-term liabilities              --        2,230,150        4,385,447               --        6,615,597
    Taxes other than income                               --        3,993,001          461,848               --        4,454,849
    Income taxes                                    (168,440)       1,250,000               --               --        1,081,560
    Other accrued expenses                         6,240,972       13,531,214        3,988,900               --       23,761,086
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities            6,072,532       85,505,316       46,976,341       (6,991,916)     131,562,273

SENIOR NOTES                                     275,000,000       (4,056,688)              --               --      270,943,312

LONG-TERM OBLIGATIONS                                     --        4,755,203       55,748,553       (5,000,000)      55,503,756

DEFERRED INCOME TAXES                             (7,744,000)      17,392,000        1,590,000               --       11,238,000

OTHER LONG-TERM LIABILITIES                               --        2,817,367          581,985               --        3,399,352
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  273,328,532      106,413,198      104,896,879      (11,991,916)     472,646,693

STOCKHOLDERS' EQUITY (DEFICIT)                    32,407,984       51,398,248       (3,582,339)     (47,815,909)      32,407,984
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 305,736,516    $ 157,811,446    $ 101,314,540    $ (59,807,825)   $ 505,054,677
                                               =============    =============    =============    =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

================================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 2, 2002


                                                                  GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                  PARENT         SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 ---------       ------------    ------------      ------------    --------------

Revenues                                       $          --    $ 167,979,831    $  19,901,114    $          --    $ 187,880,945

Cost and expenses                                         --      141,638,018       20,064,990               --      161,703,008
                                               -------------    -------------    -------------    -------------    -------------

              Gross profit                                --       26,341,813         (163,876)              --       26,177,937

Selling, general and administrative expenses              --       14,735,741        1,713,634               --       16,449,375
                                               -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                     --       11,606,072       (1,877,510)              --        9,728,562

Other expense (income)
    Equity in loss (earnings) of affiliates          823,778          981,986               --       (1,805,764)              --
    Interest expense                               7,472,743          416,118        1,195,261          (54,501)       9,029,621
    Interest income                               (7,364,021)       7,082,126         (178,292)          54,501         (405,686)
    Sundry income                                   (135,000)          21,677           (7,924)              --         (121,247)
    Loss on foreign currency translation                  --               --        2,023,374               --        2,023,374
                                               -------------    -------------    -------------    -------------    -------------

                                                     797,500        8,501,907        3,032,419       (1,805,764)      10,526,062

(Loss) earnings before income taxes                 (797,500)       3,104,165       (4,909,929)       1,805,764         (797,500)

Income taxes
    Current                                          646,000               --               --               --          646,000
    Deferred                                        (951,000)              --               --               --         (951,000)
                                               -------------    -------------    -------------    -------------    -------------

Net (loss) earnings                            $    (492,500)   $   3,104,165    $  (4,909,929)   $   1,805,764    $    (492,500)
                                               =============    =============    =============    =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

===============================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 3, 2001


                                                                     GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                  -------------   --------------    ------------      ------------    --------------

Revenues                                          $          --    $ 176,760,559    $  23,008,756    $  (1,975,194)   $ 197,794,121

Cost and expenses                                            --      157,932,577       21,868,917       (1,975,194)     177,826,300
                                                  -------------    -------------    -------------    -------------    -------------

              Gross profit                                   --       18,827,982        1,139,839               --       19,967,821

Selling, general and administrative expenses                 --       12,644,983        1,711,986               --       14,356,969
                                                  -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                        --        6,182,999         (572,147)              --        5,610,852

Other expense (income)
    Equity in loss (earnings) of affiliates             808,693          243,870              --        (1,091,000)         (38,437)
    Interest expense                                         --        5,909,369        1,292,287         (116,984)       7,084,672
    Interest income                                          --         (148,551)         (77,012)         116,984         (108,579)
    Sundry income                                            --         (142,224)         (52,634)              --         (194,858)
    (Gain) loss on foreign currency translation              --               --         (323,253)              --         (323,253)
                                                  -------------    -------------    -------------    -------------    -------------

                                                        808,693        5,862,464          839,388       (1,091,000)       6,419,545

(Loss) earnings before income taxes                    (808,693)         320,535       (1,411,535)       1,091,000         (808,693)

Income taxes
    Current                                                  --               --               --               --               --
    Deferred                                           (335,000)              --               --               --         (335,000)
                                                  -------------    -------------    -------------    -------------    -------------

Net (loss) earnings                               $    (473,693)   $     320,535   $  (1,411,535)   $    1,091,000    $    (473,693)
                                                  =============    =============    =============    =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

================================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
 (CONTINUED)
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                   FOR THE THREE MONTHS ENDED FEBRUARY 2, 2002

                                                                    GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                     PARENT        SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                    --------       ------------   ------------     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash (used in) provided by
       operating activities                       $   (823,778)   $ (1,699,714)   $  3,984,744    $  1,805,766    $  3,286,818

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                   --      (7,800,615)     (1,679,798)             --      (9,480,413)
    Investment in and advances to affiliates           823,778         781,988              --      (1,805,766)             --
    Acquisition of intangible assets                        --      (1,500,000)             --              --      (1,500,000)
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash provided by (used in)
                 investing activities                  823,778       8,315,627      (1,679,798)     (1,805,766)    (10,980,413)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Principal payments on long-term obligations             --      (1,317,213)      2,964,818              --      (4,282,031)
    Proceeds from long-term obligations                     --              --       1,292,380              --       1,292,380
    Capitalized loan costs                                  --        (209,509)             --              --        (209,509)
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash used in
                 financing activities                       --      (1,526,722)     (1,672,438)             --      (3,199,160)
                                                  ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash                             --     (11,525,263)        632,508              --     (10,892,755)

Cash and cash equivalents at beginning of year           1,000      51,476,877       2,005,512              --      53,483,389
                                                  ------------    ------------    ------------    ------------    ------------

Cash and cash equivalent at end of year           $      1,000    $ 39,951,614    $2,638,020 $              --    $ 42,590,634
                                                  ============    ============    ============    ============    ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

================================================================================


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                   FOR THE THREE MONTHS ENDED FEBRUARY 3, 2001


                                                                   GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                     PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash (used in) provided by
       operating activities                       $   (808,693)   $  6,249,644    $  6,215,676    $    (76,248)   $ 11,580,379

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                          (14,666,337)     (3,602,128)             --     (18,268,465)
    Investment in and advances to affiliates           808,693        (884,940)             --          76,247              --
    Acquisition of intangible assets                        --      (2,500,000)             --              --      (2,500,000)
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash provided by (used in)
                 investing activities                  808,693     (18,051,277)     (3,602,128)         76,247     (20,768,465)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                             --       9,300,000       4,485,736              --      13,785,736
    Principal payments on long-term obligations             --        (544,364)     (6,818,397)             --      (7,362,761)
    Proceeds from long-term obligations                     --       2,766,497              --              --       2,766,497
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash (used in) provided
                 by financing activities                    --      11,522,133      (2,332,661)             --       9,189,472
                                                  ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash                             --        (279,500)        280,887              (1)          1,386

Cash and cash equivalents at beginning of year              --       1,805,335       1,541,635              --       3,346,970
                                                  ------------    ------------    ------------    ------------    ------------

Cash and cash equivalent at end of year           $         --    $  1,525,835    $1,822,522      $         (1)   $  3,348,356
                                                  ============    ============    ============    ============    ============



DEPRECIATION AND AMORTIZATION EXPENSE                           GUARANTOR       NONGUARANTOR
PERIOD ENDED                                                   SUBSIDIARIES     SUBSIDIARIES       TOTAL
------------                                                   ------------     ------------     ---------

02/02/02                                                       $  9,607,272       $2,012,651     $11,619,923
                                                               ============       ==========     ===========
02/03/01                                                       $  8,847,632       $1,780,168     $10,627,800
                                                               ============       ==========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

    All statements other than statements of historical fact included in this report, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, the risk that the implementation of our SAP enterprise software will not be completed on time or in accordance with our budget, competition in our product categories, including the impact of possible new technologies, our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, changes in the economies of the United States and foreign countries that may result from the attacks on the World Trade Center and the Pentagon, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

                                    OVERVIEW

    Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. . On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company which serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging and Clean Tech. Plastipak Brazil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and produces injection-molded plastic preforms in Manaus.

Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.


                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended February 2, 2002 and February 3, 2001 were 13 weeks and 14 weeks long, respectively.

    Listed in the table below are our revenues and related percentages of revenue for the three months ended February 2, 2002 and February 3, 2001.

                                                                              Consolidated Revenue By
                                                                                 Product Category
                                                                 ----------------------------------------------
                                                                   Three Months Ended        Three Months Ended
                                                                    February 2, 2002          February 3, 2001
                                                                 -----------------------    -------------------
                                                                              (dollar amounts in thousands)
         Carbonated and non-carbonated beverage revenue.......    $ 85,758      45.7%        $ 90,395      45.8%
         Consumer cleaning revenue............................      57,197      30.4           58,074      29.4
         Food and processed juices revenue....................      24,715      13.2           25,544      12.9
         Industrial, automotive and agricultural revenue......      10,011       5.3           11,162       5.6
         Health, personal care and distilled spirits revenue..       2,676       1.4            2,651       1.3

         Other revenue(a).....................................       7,524       4.0            9,968       5.0
                                                                  --------     -----         --------     -----
         Total revenue........................................    $187,881     100.0%        $197,794     100.0%
                                                                  ========     =====         ========     =====




         (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics) and other miscellaneous sources of revenue.

THREE MONTHS ENDED FEBRUARY 2, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 3, 2001

REVENUE

    Revenue decreased 5.0% to $187.9 million for the three months ended February 2, 2002. Unit sales for the three-month period ended February 2, 2002 decreased 5.0% to approximately 1.5 billion units from the three-month period ended February 3, 2001. The decreases over the prior period are due to several factors. First, the three-month period ended February 2, 2002 contained only 13 weeks, while the three-month period ended February 3, 2001 contained 14 weeks. If 2001 revenue were restated for 13 weeks, 2002 revenue would have increased by 2%. Second, resin prices (which represent a significant cost of the product) have decreased in the three months ended February 2, 2002 as compared to the three months ended February 3, 2001. Lower resin prices were passed on to our customers in the form of lower sales prices for the products we sell. We estimate that lower resin prices resulted in excess of a $6 million reduction in revenue for the three months ended February 2, 2002.

    Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 5.1% to $85.8 million. The decrease was primarily driven by reduced sales in Brazil for the first quarter of this year versus the same period last year. Colder weather and a general slow down in the Brazilian economy contributed to the reduced sales. The decrease in carbonated and non-carbonated beverage revenue was also caused by carbonated beverage shipments in North America slowing from their historic growth rate. The decrease was partially offset by increased demand for water containers.

    - Consumer cleaning revenue decreased 1.5% to $57.2 million. The decrease was attributed primarily to reduced resin prices over the prior period. We anticipate that new business with Procter and Gamble will drive unit growth in the consumer cleaning category during the second half of fiscal year 2002.

    - Food and processed juices revenue decreased 3.2% to $24.7 million. The decrease is primarily the result of the impact of the recent economic slow-down on consumer spending. We anticipate that sales in this category will improve in the second half of this year as a result of new business awards. Additionally, as the economy improves, consumer spending is expected to drive sales to normal levels in this category.

    - Industrial, agricultural and automotive revenue decreased 10.3% to $10.0 million. However, unit sales increased 24.3% to 41.4 million units for the three-month period ended February 2, 2002. The decrease in revenue was attributed primarily to reduced resin prices over the prior period.

    - Health, personal care and distilled spirits revenue increased 0.9% to $2.7 million. Unit sales were up 12.4% over the prior period. Growth came across all product lines and customers. Additional activity planned for the coming year should continue to drive unit sales upward.

    - Other revenue decreased 24.5% to $7.5 million. This decrease is attributable to less revenue in freight and other miscellaneous revenue. Additionally, reduced resin prices impacted Clean Tech's outside revenue.

GROSS PROFIT

    Gross profit increased 31.1% to $26.2 million for the three-month period ended February 2, 2002. Gross profit as a percent of revenue improved to 13.9% as compared to 10.1% in the prior period. The improvement in gross profit as a percent of revenue was partially due to lower resin costs which decreased revenue without decreasing associated gross profit. Gross profit also improved in the amount of $0.9 million as a result of reclassifying site management wages to SG&A. Gross profit increases also were the result of improved manufacturing reliability and throughput in the three months ended February 2, 2002. In addition, current process redesign initiatives helped generate increased gross profit.

    Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, substantially unaffected by these fluctuations. Industry practice and contractual arrangements with our customers permit price changes to be passed through to customers by means of generally corresponding changes in product pricing. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 14.6% to $16.4 million for the period ended February 2, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 8.8% in the three months ended February 2, 2002 from 7.3% in the three months ended February 3, 2001. The increase was related primarily to a reclassification of $0.9 million to site management wages from manufacturing expenses. The increase was also related to $0.8 million of increased costs related to the implementation of SAP.

INTEREST EXPENSE

Interest expense increased by 27.5% to $9.0 million. The increase was due to the sale on August 20, 2001 of $275.0 million of the 10.75% Senior Notes. The average interest rate for the three-month period ended February 2, 2002 was approximately 10.75% compared to an average interest rate of approximately 9.19% for the period ending February 3, 2001. The increase was also due to our debt level being approximately $61.0 million higher as compared to the prior period ending February 3, 2001.

OTHER (INCOME) AND EXPENSE

    Other expense increased to $1.5 million principally due to $2.9 million in foreign currency exchange rate losses which were primarily related to the devaluation of the Peso in Argentina.

NET EARNINGS (LOSS)

    Net Loss remained unchanged with a net loss of $0.5 million for the three months ended February 2, 2002 and February 3, 2001.


                               FINANCIAL CONDITION

    We intend to expand our business, both domestically and internationally. We have a significant amount of financing capacity to fund the continued growth of our business. Past expenditures have been used to maintain equipment and expand capacity for revenue growth. These expenditures were funded with cash flow from operations, bank debt and additional operating leases. Future capital expenditures will be used in the same manner as past expenditures.

    As part of our process redesign initiatives, we are investing heavily in information systems, process management and training. We expect to complete the implementation of Phase I of SAP enterprise software in fiscal 2002. We expect to spend from $10 to $15 million in the aggregate on these projects, which are anticipated to result in approximately $15 million in annual cost savings by 2004. During the three months ended February 2, 2002, we spent approximately $9.5 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $ 79.0 million in fiscal 2002.

    We are using technology that will allow us to pursue opportunities in the beer, condiments, sauce and beverage markets. South America provides significant opportunities with our current customer base.

    Our overall financial condition improved during the three-month period ended February 2, 2002. We had positive cash flow from operating activities of $3.3 million, which in part funded our capital expenditures of approximately $9.5 million. Cash and cash equivalents were used to cover the remaining balance of capital expenditures.

                                   SEASONALITY

    The carbonated soft drink (CSD) and, to a lesser extent, the other beverage portions of our business are highly seasonal, with peak demand during warmer summer months, and reduced demand during the winter. We normally add temporary staff and build inventory of products for our CSD and water customers in anticipation of seasonal demand in the quarter preceding the summer.

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the three-month period ended February 2, 2002, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentina customers in the Brazilian Real and Argentina Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and Argentina Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and Argentina Peso can have a negative effect on our profitability. Exchange rate fluctuations had a material effect on the results of operations for the three months ended February 2, 2002, resulting in a loss of approximately $2.9 million. We have currently stopped shipping to Argentina given the economic crisis that country is experiencing. As a result, our exposure to Argentina is minimal as of February 2, 2002.


                         INFORMATION SYSTEMS INITIATIVE

    We completed an evaluation and assessment of our business systems and processes in the calendar year 2000. The two major activities of this evaluation included an internal effort to redesign our business practices through an initiative called "Process Redesign," and a comprehensive project to evaluate SAP enterprise resource planning software and functionality. As a result of these evaluations, we decided to purchase and install this industry-leading manufacturing and distribution software solution. As of mid-March 2002, we have completed implementation of Phase I of SAP in 7 of our North American operations. The project is scheduled to be completed in fiscal 2002. We have incurred costs of approximately $7.2 million to purchase, test and install SAP hardware and software. We expect to incur $1.3 million of additional costs in fiscal year 2002 to test and install SAP software.

                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities decreased 71.6% to $3.3 million from the three months ended February 2, 2002 as compared to the three months ended February 3, 2001. The decrease is primarily the result of net working capital and other asset and liability changes. The changes in working capital and other assets and liabilities resulted primarily from decreases in accounts payable and increases in deposits. The decrease was partially offset by an increase in depreciation and amortization of $1.0 million from the prior period.

    Net cash used in investing activities was $11.0 million and $20.8 million for the three-month periods ending February 2, 2002 and February 3, 2001, respectively. Investing activities were primarily attributable to the acquisition of property and equipment. For the three months ended February 2, 2002 and February 3, 2001, property and equipment acquisitions were $9.5 and $18.3 million, respectively.

    Net cash (used in) provided from financing activities was $(3.2) and $9.2 million for the three-month periods ended February 2, 2002 and February 3, 2001, respectively. In the three months ended February 2, 2002, net cash of $4.3 million was used to make principal payments on long-term obligations. The use of cash was partially offset by proceeds from long-term obligations of $1.3 million. In the three months ended February 3, 2001, cash was provided from net borrowings of $13.8 million under a revolving credit facility. Cash of $2.8 million was also provided from proceeds from long-term obligations. The cash provided was partially used to make $7.4 million of principal payments on long-term obligations.

    On August 20, 2001, we sold an aggregate total principal amount of $275 million of 10.75% Senior Notes to qualified institutional buyers. The notes have a maturity date of 2011, and we have the option to redeem all or a portion of the notes at any time on or after September 1, 2006. The proceeds from these notes were used to pay off existing debt. Interest under the notes is payable on September 1 and March 1 of each year. The indenture under which the notes were issued places restrictions on our ability to declare or pay dividends, purchase or acquire equity interests of Plastipak, and retire indebtedness that is subordinate to the notes. The notes also have covenants that place restrictions on the incurrence of debt, the issuance of stock, and granting of liens. We commenced an exchange offer for the holders of these privately-placed notes to exchange them for registered notes which will not bear a private placement transfer restriction. The exchange offer is scheduled to expire on March 27, 2002.

         On August 20, 2001, in conjunction with the Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of February 2, 2002, $53.6 million in letters of credit were outstanding under the Amended Credit Agreement and we had $96.4 million available for borrowing.

    Looking forward, we have the following short-term and medium-term capital needs. We will need between $4.0 and $5.0 million of additional capital to expand our new facility in Manaus, Brazil and add machinery and equipment. The expansion is necessary to qualify for tax-free benefits within the tax free trade zone in which our new facility is located. We estimate that our existing operations in Brazil will require between $5.0 to $7.0 million in working capital to cover seasonal increases in inventory that will be required during the Brazilian winter months. Our overall capital expenditure budget in fiscal 2002 is approximately $79 million and $60 million in 2003, a majority of which is expected to be discretionary capital expenditures. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of February 2, 2002, we had approximately $43 million in cash and cash equivalents. We expect to use the short-term securities for capital expenditures in 2002. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

         At February 2, 2002 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

SHORT-TERM AND LONG-TERM DEBT

         We are exposed to interest rate risk primarily through our borrowing activities. Our policy has been to utilize United States dollar denominated borrowings to fund our working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

         We do not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.


                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits. None

              (b) Reports on Form 8-K.      None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PLASTIPAK HOLDINGS, INC.





Dated:  March 19, 2002      By:      /s/ William C. Young
                                     ______________________________________
                                     William C. Young
                                     President and Chief Executive Officer


                            By:      /s/ Michael J. Plotzke
                                     ______________________________________
                                     Michael J. Plotzke,
                                     Treasurer and Chief Financial Officer