Form 10-Q
period 2002-05-04
PLASTIPAK HOLDINGS INC
filed 2002-06-18
CIK 1161738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      [ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarterly period ended May 4, 2002
                                       OR
      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 333-73552
                            PLASTIPAK HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                        38-2418126
---------------------------------                 ----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                  9135 General Court, Plymouth, Michigan 48170
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (734) 455-3600
                                 --------------

              (Registrant's telephone number, including area code)
           -----------------------------------------------------------

            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

           ---------------------------------------------------------

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of May 4, 2002 was 27,753.

-------------------------------------------------------------------------------

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX



PART I - FINANCIAL INFORMATION......................................................................1

Item 1.    Financial Statements.....................................................................1

           Condensed Consolidated Balance Sheets as of November 3, 2001
           and May 4, 2002 (unaudited)..............................................................1

           Condensed Consolidated Statements of Earnings (unaudited) for the
           Three Month and Six Month Periods Ended May 4, 2002 and May 5, 2001......................3

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended May 4, 2002 and May 5, 2001.............................................4

           Notes to Condensed Consolidated Financial Statements.....................................6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................27


PART II - OTHER INFORMATION........................................................................27

Item 6.    Exhibits and Reports on Form 8-K........................................................27

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                 MAY 4,       NOVEMBER 3,
                               ASSETS                             2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                 $ 26,196,004   $ 53,483,389
    Accounts receivable
       Trade (net of allowance of $5,287,803 and $6,111,236
           at May 4, 2002 and November 3, 2001)                 57,080,734     48,906,619
       Related parties                                           6,799,110      6,695,143
    Prepaid expenses                                            11,035,861     10,707,870
    Inventories                                                 83,143,987     77,930,887
    Prepaid federal income taxes                                 1,126,346      1,100,000
    Deferred income taxes                                        6,437,000      6,437,000
    Other current assets                                         5,490,040      5,202,346
                                                              ------------   ------------
                 Total Current Assets                          197,309,082    210,463,254


PROPERTY, PLANT AND EQUIPMENT - NET                            280,503,035    270,382,231


OTHER ASSETS
    Cash surrender value of life insurance                       1,650,845      1,650,845
    Deposits                                                    16,299,156      6,066,405
    Capitalized loan costs                                      10,245,522     10,679,904
    Intangible assets, (net of accumulated amortization of
       $8,244,700 and $7,447,400 at May 4, 2002
       and November 3, 2001)                                     5,484,985      3,282,302
    Note receivable                                              2,366,991      2,529,736
                                                              ------------   ------------
                 Total Other Assets                             36,047,499     24,209,192
                                                              ------------   ------------
                                                              $513,859,616   $505,054,677
                                                              ============   ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                         MAY 4,       NOVEMBER 3,
                                                              2002           2001
                                                          ------------   ------------
                                                           (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable - trade                              $ 94,369,297   $ 95,649,181
    Current portion of long-term obligations                 6,869,840      6,615,597
    Accrued liabilities
       Taxes other than income                               5,838,664      4,454,849
       Other accrued expenses                               25,940,389     23,761,086
       Income taxes                                            757,560      1,081,560
                                                          ------------   ------------
                 Total Current Liabilities                 133,775,750    131,562,273


SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT OF $3,850,417
    AND $4,056,688 AT MAY 4, 2002 AND NOVEMBER 3, 2001)    271,149,583    270,943,312

LONG-TERM OBLIGATIONS                                       52,780,320     55,503,756


DEFERRED INCOME TAXES                                       13,938,000     11,238,000


OTHER NON-CURRENT LIABILITIES                                3,621,504      3,399,352

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000
       shares authorized; 27,753 shares
       issued and outstanding                                   27,753         27,753
    Retained earnings                                       38,566,706     32,380,231
                                                          ------------   ------------
                 Total Stockholders' Equity                 38,594,459     32,407,984
                                                          ------------   ------------
                                                          $513,859,616   $505,054,677
                                                          ============   ============



                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------



                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  ------------------------------    ------------------------------
                                                       MAY 4,          MAY 5,           MAY 4,           MAY 5,
                                                       2002             2001             2002             2001
                                                    (13 WEEKS)       (13 WEEKS)       (26 WEEKS)       (27 WEEKS)
                                                  -------------    -------------    -------------    -------------
                                                   (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues                                          $ 203,707,848    $ 207,255,264    $ 391,588,793    $ 405,049,385

Costs and expenses                                  168,950,345      175,470,752      330,653,353      353,297,052
                                                  -------------    -------------    -------------    -------------
              Gross profit                           34,757,503       31,784,512       60,935,440       51,752,333

Selling, general and administrative expenses         15,896,331       15,847,782       32,345,706       30,204,753
                                                  -------------    -------------    -------------    -------------
              Operating profit                       18,861,172       15,936,730       28,589,734       21,547,580

Other expense (income)
    Equity in affiliate earnings                              -                -                -          (38,437)
    Interest expense                                  8,667,512        7,166,641       17,697,133       14,251,313
    Interest income                                    (151,604)        (191,635)        (557,290)        (300,214)
    Royalty income                                     (173,635)        (281,922)        (225,208)        (356,362)
    Loss (gain) on sale of equipment                    176,122           (9,373)         189,210           (9,355)
    Loss (gain) on foreign currency translation         729,187           43,886        2,752,561         (279,367)
    Sundry income                                       (70,385)        (469,151)        (153,147)        (589,587)
                                                  -------------    -------------    -------------    -------------
                                                      9,177,197        6,258,446       19,703,259       12,677,991
                                                  -------------    -------------    -------------    -------------
Earnings before income taxes                          9,683,975        9,678,284        8,886,475        8,869,589

Income tax expense (benefit)
    Current                                            (646,000)         335,000                -                -
    Deferred                                          3,651,000        2,682,000        2,700,000        2,682,000
                                                  -------------    -------------    -------------    -------------
                                                      3,005,000        3,017,000        2,700,000        2,682,000
                                                  -------------    -------------    -------------    -------------
              Net earnings                        $   6,678,975    $   6,661,284    $   6,186,475    $   6,187,589
                                                  =============    =============    =============    =============











   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                   SIX MONTHS ENDED
                                                             ----------------------------
                                                                MAY 4,          MAY 5,
                                                                 2002            2001
                                                              (26 WEEKS)      (27 WEEKS)
                                                             ------------    ------------
                                                              (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                             $  6,186,475    $  6,187,589
    Adjustments to reconcile net loss to net cash
       provided by operating activities
          Depreciation and amortization                        23,139,691      21,509,308
          Bad debt (recovery) expense                            (281,617)        925,689
          Deferred salaries                                       252,500         212,500
          Deferred income tax expense                           2,700,000       2,788,000
          Loss (gain) on sale of equipment                        189,210          (9,355)
          Loss on investment in affiliate                               -         722,413
          Equity in earnings of affiliate                               -         (38,437)
          Foreign currency translation loss (gain)                586,460        (840,529)
          Changes in assets and liabilities:
              Increase in accounts receivable                  (7,996,466)     (7,754,161)
              Increase in inventories                          (5,213,100)    (12,852,334)
              (Increase) decrease in prepaid expenses and
                 other current assets                            (813,686)      3,591,453
              Increase in prepaid federal income taxes            (26,346)     (4,720,565)
              Increase (decrease) in other liabilities          3,541,281        (895,880)
              (Increase) decrease in deposits                 (10,232,751)        652,382
              (Decrease) increase in accounts payable          (1,279,883)      4,500,999
              Decrease (increase) in sundry                       162,745      (3,578,611)
              Decrease in income taxes                           (324,000)              -
                                                             ------------    ------------
                 Net cash provided by operating activities     10,590,513      10,400,461

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                     (31,438,543)    (28,600,786)
    Proceeds from sale of equipment                                     -               -
    Acquisition of intangible assets                           (3,000,000)     (2,500,000)
                                                             ------------    ------------
                 Net cash used in investing activities        (34,438,543)    (31,100,786)







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                                             SIX MONTHS ENDED
                                                                       ----------------------------
                                                                          MAY 4,          MAY 5,
                                                                           2002            2001,
                                                                        (26 WEEKS)      (27 WEEKS)
                                                                       ------------    ------------
                                                                        (UNAUDITED)     (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Net borrowings under revolving credit facility                       1,453,186      26,436,219
     Payments on long-term obligations                                   (4,538,854)     (5,009,580)
     Proceeds from long-term obligations                                     21,503               -
     Capitalized loan costs                                                (375,190)              -
                                                                       ------------    ------------
                 Net cash (used in) provided by financing activities     (3,439,355)     21,426,639
                                                                       ------------    ------------
Net (decrease) increase in cash                                         (27,287,385)        726,314
Cash and cash equivalents at beginning of period                         53,483,389       3,346,970
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $ 26,196,004    $  4,073,284
                                                                       ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for income taxes                                         $          -    $    220,000
                                                                       ============    ============
    Cash paid for interest                                             $ 18,753,000    $ 14,636,000
                                                                       ============    ============






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING
         POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the six months ended May 4, 2002 and May 5, 2001, are not necessarily indicative of the results that may be expected for the year ended November 2, 2002.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on February 25, 2002.

NOTE B - FISCAL PERIOD

         Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The six month period ending May 4, 2002 and May 5, 2001 contained 26 and 27 weeks, respectively. The three month period ending May 4, 2002 and May 5, 2001 contained 13 weeks.

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

NOTE D - INVENTORIES

Inventories consisted of the following at:

                       MAY 4,      NOVEMBER 3,
                        2002          2001
                     -----------   -----------
Raw materials        $31,169,182   $28,166,931
Finished goods        39,472,425    38,922,590
Parts and supplies    12,502,380    10,841,366
                     -----------   -----------
                     $83,143,987   $77,930,887
                     ===========   ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE E - SENIOR NOTES

         On August 20, 2001, the Company issued $275,000,000 of 10.75% senior notes due in 2011. Interest is payable semi-annually. The indenture under which the notes were issued places restrictions on the payment of dividends, the acquisition of our common stock, the payment of indebtedness that is subordinate to the notes, asset sales, and the incurrence of debt and issuance of preferred stock. The senior notes are unconditionally guaranteed by all of the Company's domestic subsidiaries. Prior to September 1, 2004, subject to certain limitations, in the event of a common stock offering, the Company may redeem up to 35% of the outstanding notes at a redemption price of 110.75% of the principal amount plus accrued interest. After September 1, 2006, the Company may redeem all or any portion of the outstanding notes at premiums which decline from 105.375% at September 1, 2006 to 101.792% at September 1, 2008. On or after September 1, 2009, the notes may be redeemed at par. The net proceeds received, after underwriting discounts and other fees and expenses, were approximately $263,200,000.


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

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of November 3, 2001 and May 4, 2002 and the six and three months period ending May 4, 2002 and May 5, 2001, respectively of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

(2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                AS OF MAY 4, 2002


                                                                   GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                -------------    -------------    -------------   -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                    $      1,000    $  23,584,754    $   2,610,250   $           -    $  26,196,004
    Accounts receivable                             5,327,799       57,968,205        8,772,975      (8,189,135)      63,879,844
    Prepaid expenses                                        -        6,525,912        4,509,949               -       11,035,861
    Inventories                                             -       66,140,199       17,003,788               -       83,143,987
    Prepaid federal income taxes                            -        1,126,346                -               -        1,126,346
    Deferred income taxes                              (1,000)       3,760,000        2,678,000               -        6,437,000
    Other current assets                                    -        1,170,292        4,319,748               -        5,490,040
                                                -------------    -------------    -------------   -------------    -------------

              Total current assets                  5,327,799      160,275,708       39,894,710      (8,189,135)     197,309,082
PROPERTY, PLANT AND EQUIPMENT - NET                         -      225,905,191       54,597,844               -      280,503,035
OTHER ASSETS
    Cash surrender value of life insurance                  -        1,650,845                -               -        1,650,845
    Deposits                                                -       16,299,156                -               -       16,299,156
    Investments in and advances to affiliates     309,205,892     (251,084,950)               -     (58,120,942)               -
    Capitalized loan costs                                  -       10,245,522                -               -       10,245,522
    Intangible assets                                       -        5,261,553          223,432               -        5,484,985
    Deferred tax asset - long-term                   (814,000)         814,000                -               -                -
    Note receivable                                         -        7,366,991                -      (5,000,000)       2,366,991
                                                -------------    -------------    -------------   -------------    -------------

              Total other assets                  308,391,892     (209,446,883)         223,432     (63,120,942)      36,047,499
                                                -------------    -------------    -------------   -------------    -------------

              Total assets                      $ 313,719,691    $ 176,734,016    $  94,715,986   $ (71,310,077)   $ 513,859,616
                                                =============    =============    =============   =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                AS OF MAY 4, 2002





                                                                   GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                                   PARENT        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
    Accounts payable                           $           -    $  65,197,166    $  37,361,266    $  (8,189,135)   $  94,369,297
    Current portion of long-term liabilities               -        2,103,242        4,766,598                -        6,869,840
    Taxes other than income                                -        4,686,545        1,152,119                -        5,838,664
    Income taxes                                    (168,440)         926,000                -                -          757,560
    Other accrued expenses                         5,337,672       16,286,716        4,316,001                -       25,940,389
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities            5,169,232       89,199,669       47,595,984       (8,189,135)     133,775,750

SENIOR NOTES (LESS DISCOUNT $3,850,417)          275,000,000       (3,850,417)               -                -      271,149,583

LONG-TERM OBLIGATIONS                                      -        3,014,776       54,765,544       (5,000,000)      52,780,320

DEFERRED INCOME TAXES                             (5,044,000)      17,392,000        1,590,000                -       13,938,000

OTHER LONG-TERM LIABILITIES                                -        3,032,977          588,527                -        3,621,504
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  275,125,232      108,789,005      104,540,055      (13,189,135)     475,265,157

STOCKHOLDERS' EQUITY (DEFICIT)                    38,594,459       67,945,011       (9,824,069)     (58,120,942)      38,594,459
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 313,719,691    $ 176,734,016    $  94,715,986    $ (71,310,077)   $ 513,859,616
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 3, 2001



                                                                  GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS         TOTAL
                                                -------------    -------------    -------------   -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                   $       1,000    $  51,476,877    $   2,005,512   $           -    $  53,483,389
    Accounts receivable                             6,186,005       43,977,603       12,430,070      (6,991,916)      55,601,762
    Prepaid expenses                                        -        5,642,605        5,065,265               -       10,707,870
    Inventories                                             -       60,687,715       17,243,172               -       77,930,887
    Prepaid federal income taxes                            -        1,100,000                -               -        1,100,000
    Deferred income taxes                              (1,000)       3,760,000        2,678,000               -        6,437,000
    Other current assets                                    -          739,964        4,462,382               -        5,202,346
                                                -------------    -------------    -------------   -------------    -------------

              Total current assets                  6,186,005      167,384,764       43,884,401      (6,991,916)     210,463,254

PROPERTY, PLANT AND EQUIPMENT - NET                         -      213,264,728       57,117,503               -      270,382,231
OTHER ASSETS
    Cash surrender value of life insurance                  -        1,650,845                -               -        1,650,845
    Deposits                                                -        6,066,405                -               -        6,066,405
    Investments in and advances to affiliates     300,364,511     (252,548,602)               -     (47,815,909)               -
    Capitalized loan costs                                  -       10,679,904                -               -       10,679,904
    Intangible assets                                       -        2,969,666          312,636               -        3,282,302
    Deferred tax asset - long-term                   (814,000)         814,000                -               -                -
    Note receivable                                         -        7,529,736                -      (5,000,000)       2,529,736
                                                -------------    -------------    -------------   -------------    -------------

              Total other assets                  299,550,511     (222,838,046)         312,636     (52,815,909)      24,209,192
                                                -------------    -------------    -------------   -------------    -------------

              Total assets                      $ 305,736,516    $ 157,811,446    $ 101,314,540   $ (59,807,825)   $ 505,054,677
                                                =============    =============    =============   =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 3, 2001


                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
    Accounts payable                                       -    $  64,500,951    $  38,140,146    $  (6,991,916)   $  95,649,181
    Current portion of long-term liabilities               -        2,230,150        4,385,447                -        6,615,597
    Taxes other than income                                -        3,993,001          461,848                -        4,454,849
    Income taxes                                    (168,440)       1,250,000                -                -        1,081,560
    Other accrued expenses                         6,240,972       13,531,214        3,988,900                -       23,761,086
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities            6,072,532       85,505,316       46,976,341       (6,991,916)     131,562,273

SENIOR NOTES                                     275,000,000       (4,056,688)               -                -      270,943,312

LONG-TERM OBLIGATIONS                                      -        4,755,203       55,748,553       (5,000,000)      55,503,756

DEFERRED INCOME TAXES                             (7,744,000)      17,392,000        1,590,000                -       11,238,000

OTHER LONG-TERM LIABILITIES                                -        2,817,367          581,985                -        3,399,352
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  273,328,532      106,413,198      104,896,879      (11,991,916)     472,646,693

STOCKHOLDERS' EQUITY (DEFICIT)                    32,407,984       51,398,248       (3,582,339)     (47,815,909)      32,407,984
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 305,736,516    $ 157,811,446    $ 101,314,540    $ (59,807,825)   $ 505,054,677
                                               =============    =============    =============    =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                     FOR THE THREE MONTHS ENDED MAY 4, 2002




                                                                    GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                                  -------------    -------------    -------------    -------------    -------------
Revenues                                          $           -    $ 190,151,632    $  14,375,247    $    (819,031)   $ 203,707,848

Cost and expenses                                             -      154,541,983       15,227,393         (819,031)     168,950,345
                                                  -------------    -------------    -------------    -------------    -------------

              Gross profit                                    -       35,609,649         (852,146)               -       34,757,503

Selling, general and administrative expenses                  -       13,894,639        2,001,692                -       15,896,331
                                                  -------------    -------------    -------------    -------------    -------------

              Operating profit                                -       21,715,010       (2,853,838)               -       18,861,172

Other expense (income)
    Equity in loss (earnings) of affiliates          (9,665,161)       2,750,124                -        6,915,037                -
    Interest expense                                  7,308,507          165,684        1,243,069          (49,748)       8,667,512
    Interest income                                  (7,144,125)       6,968,062          (25,289)          49,748         (151,604)
    Royalty income                                            -         (173,635)               -                -         (173,635)
    Gain on sale of equipment                                 -          252,600          (76,478)               -          176,122
    Sundry income                                      (183,196)         115,337           (2,526)               -          (70,385)
    (Gain) loss on foreign currency translation               -                -          729,187                -          729,187
                                                  -------------    -------------    -------------    -------------    -------------

                                                     (9,683,975)      10,078,172        1,867,963        6,915,037        9,177,197

Earnings (loss) before income taxes                   9,683,975       11,636,838       (4,721,801)      (6,915,037)       9,683,975

Income taxes                                          3,005,000                -                -                -        3,005,000
                                                  -------------    -------------    -------------    -------------    -------------

Net earnings (loss)                               $   6,678,975    $  11,636,838    $  (4,721,801)   $  (6,915,037)   $   6,678,975
                                                  =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                     FOR THE THREE MONTHS ENDED MAY 5, 2001




                                                                     GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                                  -------------    -------------    -------------    -------------    -------------
Revenues                                          $           -    $ 191,448,670    $  19,191,847    $  (3,385,253)   $ 207,255,264

Cost and expenses                                             -      158,346,085       18,534,726       (1,410,059)     175,470,752
                                                  -------------    -------------    -------------    -------------    -------------

              Gross profit                                    -       33,102,585          657,121       (1,975,194)      31,784,512

Selling, general and administrative expenses                  -       14,397,049        2,086,733         (636,000)      15,847,782
                                                  -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                         -       18,705,536       (1,429,612)      (1,339,194)      15,936,730

Other expense (income)
    Equity in loss (earnings) of affiliates          (9,678,284)       1,589,036                -        8,089,248                -
    Interest expense                                          -        5,471,045        1,790,070          (94,474)       7,166,641
    Interest income                                           -         (128,357)        (157,752)          94,474         (191,635)
    Royalty income                                            -         (281,922)               -                -         (281,922)
    Gain on sale of equipment                                 -          (10,089)             716                -           (9,373)
    Sundry income                                             -         (488,796)        (616,355)         636,000         (469,151)
    (Gain) loss on foreign currency translation               -                -           43,886                -           43,886
                                                  -------------    -------------    -------------    -------------    -------------

                                                     (9,678,284)       6,150,917        1,060,565        8,725,248        6,258,446

Earnings (loss) before income taxes                   9,678,284       12,554,619       (2,490,177)     (10,064,442)       9,678,284

Income taxes                                          3,017,000                -                -                -        3,017,000
                                                  -------------    -------------    -------------    -------------    -------------

Net earnings (loss)                               $   6,661,284    $  12,554,619    $  (2,490,177)   $ (10,064,442)   $   6,661,284
                                                  =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                      FOR THE SIX MONTHS ENDED MAY 4, 2002

                                                                  GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                   ---------     ------------   ------------     ------------   ------------
Revenues                                         $       -      $358,131,463    $ 34,276,361     $  (819,031)  $391,588,793

Cost and expenses                                        -       296,180,001      35,292,383        (819,031)   330,653,353
                                                 -----------    ------------    ------------     -----------   ------------

              Gross profit                               -        61,951,462      (1,016,022)            -       60,935,440

Selling, general and administrative expenses             -        28,630,380       3,715,326             -       32,345,706
                                                 -----------    ------------    ------------     -----------   ------------

              Operating profit (loss)                    -        33,321,082      (4,731,348)            -       28,589,734

Other (income) expense
    Equity in (earnings) loss of affiliates       (8,841,383)      1,926,346             -         6,915,037            -
    Interest expense                              14,781,250         581,802       2,438,330        (104,249)    17,697,133
    Interest income                              (14,508,146)     14,050,188        (203,581)        104,249       (557,290)
    Royalty income                                       -          (225,208)            -               -         (225,208)
    Gain on sale of equipment                            -           266,936         (77,726)            -          189,210
    Sundry income                                   (318,196)        174,251          (9,202)            -         (153,147)
    Loss on foreign currency translation                 -               -         2,752,561             -        2,752,561
                                                 -----------    ------------    ------------     -----------   ------------

                                                  (8,886,475)     16,774,315       4,900,382       6,915,037     19,703,259

Earnings (loss) before income taxes                8,886,475      16,546,767      (9,631,730)     (6,915,037)     8,886,475

Income taxes                                       2,700,000             -               -               -        2,700,000
                                                 -----------    ------------    ------------     -----------   ------------

Net earnings (loss)                              $ 6,186,475    $ 16,546,767    $ (9,631,730)    $(6,915,037)  $  6,186,475
                                                 ===========    ============    ============     ===========   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                      FOR THE SIX MONTHS ENDED MAY 5, 2001

                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                   ---------    ------------    ------------    ------------   ------------
Revenues                                         $       -      $366,234,035    $ 42,200,603     $(3,385,253)  $405,049,385

Cost and expenses                                        -       316,278,662      40,403,643      (3,385,253)   353,297,052
                                                 -----------    ------------    ------------     -----------   ------------

              Gross profit                               -        49,955,373       1,796,960             -       51,752,333

Selling, general and administrative expenses             -        27,042,034       3,798,719        (636,000)    30,204,753
                                                 -----------    ------------    ------------     -----------   ------------

              Operating profit (loss)                    -        22,913,339      (2,001,759)        636,000     21,547,580

Other expense (income)
    Equity in (earnings) loss of affiliates       (8,869,589)        741,906             -         8,089,246        (38,437)
    Interest expense                                     -        11,380,414       3,082,357        (211,458)    14,251,313
    Interest income                                      -          (276,908)       (234,764)        211,458       (300,214)
    Royalty income                                       -          (356,362)            -               -         (356,362)
    (Loss) gain on sale of equipment                     -           (10,071)            716             -           (9,355)
    Sundry income                                        -          (556,598)       (668,989)        636,000       (589,587)
    (Gain) on foreign currency translation               -               -          (279,367)            -         (279,367)
                                                 -----------    ------------    ------------     -----------   ------------

                                                  (8,869,589)     10,922,381       1,899,953       8,725,246     12,677,991

Earnings (loss) before income taxes                8,869,589      11,990,958      (3,901,712)     (8,089,246)     8,869,589

Income taxes                                       2,682,000             -               -               -        2,682,000
                                                 -----------    ------------    ------------     -----------   ------------

Net (loss) earnings                              $ 6,187,589    $ 11,990,958    $ (3,901,712)    $(8,089,246)  $  6,187,589
                                                 ===========    ============    ============     ===========   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                      FOR THE SIX MONTHS ENDED MAY 4, 2002

                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                  ----------    ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                       $2,400,000    $  8,376,488    $   (185,975)     $      -     $ 10,590,513

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                -       (30,036,085)     (2,979,651)      1,577,193     31,438,543
    Proceeds from sale of equipment                      -               -         1,577,193      (1,577,193)           -
    Investment in and advances to affiliates      (2,400,000)       (990,000)            -         3,390,000            -
    Acquisition of intangible assets                     -        (3,000,000)            -               -       (3,000,000)
                                                  ----------    ------------    ------------      ----------   ------------

              Net cash (used in) provided by
                 investing activities             (2,400,000)    (34,026,085)     (1,402,458)      3,390,000    (34,438,543)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                          -               -         1,453,186             -        1,453,186
    Principal payments on long-term obligations          -        (1,867,336)     (2,671,518)            -       (4,538,854)
    Proceeds from long-term obligations                  -               -            21,503             -           21,503
    Capital increases                                    -               -         3,390,000      (3,390,000)           -
    Capitalized loan costs                               -          (375,190)            -               -         (375,190)
                                                  ----------    ------------    ------------      ----------   ------------

              Net cash used in
                 financing activities                    -        (2,242,526)      2,193,171      (3,390,000)    (3,439,355)
                                                  ----------    ------------    ------------      ----------   ------------

Net (decrease) increase in cash                          -       (27,892,123)        604,738             -      (27,287,385)

Cash and cash equivalents at beginning
    of period                                          1,000      51,476,877       2,005,512             -       53,483,389
                                                  ----------    ------------    ------------      ----------   ------------

Cash and cash equivalent at end of period         $    1,000    $ 23,584,754    $  2,610,250      $      -     $ 26,196,004
                                                  ==========    ============    ============      ==========   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                      FOR THE SIX MONTHS ENDED MAY 5, 2001

                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                  ----------    ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities$           -      $  8,601,165    $  1,799,296      $      -     $ 10,400,461

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                -       (24,423,628)     (4,177,158)            -      (28,600,786)
    Investment in and advances to affiliates             -            21,390             -           (21,390)           -
    Acquisition of intangible assets                     -        (2,500,000)            -               -       (2,500,000)
                                                  ----------    ------------    ------------      ----------   ------------

              Net cash (used in) provided by
                 investing activities                    -       (26,902,238)     (4,177,158)        (21,390)   (31,100,786)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                          -        20,490,000       5,946,219             -       26,436,219
    Capital decreases                                    -               -           (21,390)         21,390            -
    Principal payments on long-term obligations          -        (1,091,920)     (3,917,660)            -       (5,009,580)
                                                  ----------    ------------    ------------      ----------   ------------

              Net cash provided by (used in)
                 financing activities                    -        19,398,080       2,007,169          21,390     21,426,639
                                                  ----------    ------------    ------------      ----------   ------------

Net increase (decrease) in cash                          -         1,097,007        (370,693)            -          726,314

Cash and cash equivalents at beginning of period         -         1,805,335       1,541,635             -        3,346,970
                                                  ----------    ------------    ------------      ----------   ------------

Cash and cash equivalent at end of period         $      -      $  2,902,342    $  1,170,942      $      -     $  4,073,284
                                                  ==========    ============    ============      ==========   ============

DEPRECIATION AND AMORTIZATION EXPENSE                            GUARANTOR      NONGUARANTOR
PERIOD ENDED                                                   SUBSIDIARIES     SUBSIDIARIES         TOTAL
-------------------------------------                          ------------     ------------      -----------
05/04/02                                                        $19,051,889       $4,087,802      $23,139,691
                                                                ===========       ==========      ===========
05/05/01                                                        $17,876,963       $3,632,345      $21,509,308
                                                                ===========       ==========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

    All statements other than statements of historical fact included in this report, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories, including the impact of possible new technologies, our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

                                    OVERVIEW

    Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brasil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brasil. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging and Clean Tech. Plastipak Brasil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and produces injection-molded plastic preforms in Manaus. Plastipak Brasil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak

Brasil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The six months ended May 4, 2002 and May 5, 2001 were 26 and 27 weeks long, respectively. The three months ended May 4, 2002 and May 5, 2001 were 13 weeks long.

    Listed in the table below are our revenues and related percentages of revenue for the three months and six months ended May 4, 2002 and May 5, 2001.

                                                  CONSOLIDATED REVENUE BY STRATEGIC SECTOR

                                     Three Months Ended May 4, 2002 and May       Six Months Ended May 4, 2002 and May 5,
                                                  5, 2001                                       2001 (b)
                                                               (dollar amounts in thousands)
                                        2002        %        2001        %            2002        %         2001       %
                                    -----------------------------------------     -----------------------------------------
Carbonated and non-
  carbonated beverage revenue        $  85,975    42.1%    $ 89,302    43.1%       $  171,733   43.8%    $ 179,699   44.4%
Consumer cleaning revenue            $  61,673    30.3%    $ 58,912    28.4%       $  118,870   30.4%    $ 116,986   28.9%
Food and processed juice
  revenue                            $  30,467    15.0%    $ 34,623    16.7%       $   55,182   14.1%    $  60,166   14.9%
Industrial, agricultural and
  automotive revenue                 $   9,727     4.8%    $ 10,706     5.2%       $   19,738    5.0%    $  21,868    5.4%
Health, personal care and
  distilled spirits revenue          $   3,211     1.6%    $  2,682     1.3%       $    5,887    1.5%    $   5,333    1.3%
Other revenue (a)                    $  12,655     6.2%    $ 11,030     5.3%       $   20,179    5.2%    $  20,997    5.1%
                                    -----------------------------------------     -----------------------------------------
Total revenue                        $ 203,708   100.0%    $207,255   100.0%       $  391,589  100.0%    $ 405,049  100.0%

     (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics) and other miscellaneous sources of revenue.
     (b) The six months ended May 4, 2002 and May 5, 2001 were 26 and 27 weeks long, respectively.

THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THREE MONTHS ENDED MAY 5, 2001

REVENUE

    Revenue decreased 1.7% to $203.7 million for the three months ended May 4, 2002 while unit sales increased for the period by 4.6%. The decrease in revenue was due primarily to a decrease in resin pricing along with the exit of a piece of business that was sold during the three month period ended May 5, 2001.

We estimate that lower resin prices passed through to customers resulted in approximately $11.0 million in reduced revenue for the three months ended May 4, 2002. The unit volume increase seen during the period was due largely to increases in bottled water sales along with strong sales in our consumer cleaning sector.

    Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 3.7% to $86.0 million while unit sales during the three-month period ended May 4, 2002 increased by 10% over the same period in 2001. Revenue generated by Plastipak USA increased 1.6% while revenue generated by Plastipak Brasil decreased 24.9%. For the three-month period ended May 4, 2002, Plastipak USA unit sales increased 14.9% while Plastipak Brasil unit sales decreased 3.6% versus the same period in 2001. The revenue decrease was attributable to Brazil where colder weather and a general slow down in the Brazilian economy resulted in reduced sales. Additionally, continued economic problems in Argentina resulted in reduced sales for Plastipak Brasil. Raw material cost reductions passed through to the customers also accounted for the decrease in revenue. Looking forward, we see consumer preference for plastic containers continuing to drive the PET market share growth in the carbonated beverage sector, coupled with rapid growth in water container demand.

    - Consumer cleaning revenue increased 4.7% to $61.7 million. Unit sales during the three-month period ended May 4, 2002 increased 5.3% over the three-month period ended May 5, 2001. Raw material reductions passed through to the customers and product mix accounted for the difference in sales units and dollars increases. We anticipate that new product awards, product launches and package redesigns will drive unit growth in the consumer cleaning category during the second half of 2002 and into 2003.

    - Food and processed juices revenue decreased 12.0% to $30.5 million. Unit sales during the three-month period ended May 4, 2002 decreased 14.1% over the three-month period ended May 5, 2001. This decrease in sales units was primarily the result of the sale of production assets in this category during the second quarter of fiscal year 2001. The start up of several new products in our juice sector along with new volume awards should increase sales in this sector over the next few quarters.

    - Industrial, agricultural and automotive revenue decreased 9.1% to $9.7 million. Unit sales for the three-month period ended May 4, 2002 decreased 8.8% to 28.5 million units from the three-month period ended May 5, 2001. The decrease was primarily due to an extremely mild winter in the Midwest that had a negative impact on the sales of anti-freeze and windshield washer fluid containers. The decrease was also due to package mix shift to smaller packages with lower selling prices.

    - Health, personal care and distilled spirits revenue increased 19.7% to $3.2 million. Unit sales for the three-month period ended May 4, 2002 were up 12.1% over the three-month period ended May 5, 2001. Strong shipping volume in our personal care business coupled with continued volume across our line of distilled products attributed to these gains.

    - Other revenue increased 14.7% to $ 12.7 million. This increase is attributable mainly to additional freight and recycling revenue.

GROSS PROFIT

    Gross profit increased 9.4% to $34.8 million for the three-month period ended May 4, 2002. Gross profit as a percent of revenue improved to 17.1% as compared to 15.3% in the prior period. The improvement in gross profit as a percent of revenue was partially due to lower resin costs which decreased revenue without decreasing associated gross profit. Gross profit increases were also the result of improved manufacturing reliability and throughput in the three months ended May 4, 2002. In addition, current process redesign initiatives helped generate increased gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    As a percentage of revenue, selling, general and administrative expenses remained relatively flat at 7.8% for the three months ended May 4, 2002.

INTEREST EXPENSE

    Interest expense increased by 20.9% to $8.7 million for the three-month period ended May 4, 2002. The increase was due to the sale, on August 20, 2001, of $275.0 million of the 10.75% Senior Notes. The average interest rate for the three-month period ended May 4, 2002 was approximately 10.75% compared to an average interest rate of approximately 8.10% for the three-month period ending May 5, 2001. In addition, our debt level was approximately $50.8 million higher as compared to the prior period ending May 5, 2001.

OTHER (INCOME) AND EXPENSE

    Other expense increased by $1.4 million to $0.5 million. The increase was principally due to $0.7 million in foreign currency exchange rate losses that were primarily related to the devaluation of the Peso in Argentina. A decrease in sundry income of approximately $0.4 million contributed to the increase.

NET EARNINGS (LOSS)

    Net earnings remained mainly unchanged at $6.7 million for the three months ended May 4, 2002.

SIX MONTHS ENDED MAY 4, 2002 COMPARED TO SIX MONTHS ENDED MAY 5, 2001

REVENUE

    Revenue decreased 3.3% to $391.6 million for the six months ended May 4, 2002 with unit sales essentially unchanged for the period at 3.2 billion units compared to the six-month period ended May 5, 2001. The decreases over the prior period are due to several factors. First, the six-month period ended May 4, 2002 contained only 26 weeks, while the six-month period ended May 5, 2001 contained 27 weeks. If 2002 revenue were restated for 27 weeks, 2002 revenue would have increased by 0.2% over the prior period. Second, resin prices (which represent a significant cost of the product) have decreased in the six months ended May 4, 2002 as compared to the six months ended May 5, 2001. Lower resin prices were passed on to our customers in the form of lower sales prices for the products we sell. We estimate that lower resin prices resulted in approximately a $17.0 million reduction in revenue for the six months ended May 4, 2002. Finally, we exited a piece of business through an asset sale in the second quarter of fiscal year 2001 which resulted in lower sales revenue for the first half of 2002 versus the same period in 2001.

    Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 4.4% to $171.7 million while unit sales during the six-month period ended May 4, 2002 increased by 2.4% over the six-month period ended May 5, 2001. The decrease in revenue was attributable primarily to Brazil where colder weather and a general slow down in the Brazilian economy contributed to the reduced sales. Additionally, continued economic problems in Argentina resulted in reduced sales for Plastipak Brasil. Raw material cost reductions passed through to the customers also accounted for the decrease in revenue. Strength in bottled water sales accounted for the increase in unit sales. Looking forward, we see continued consumer preference for plastic containers continuing to drive PET's market share growth in the carbonated beverage sector, coupled with rapid growth in water container demand.

    - Consumer cleaning revenue increased 1.6% to $118.9 million. Unit sales during the six-month period ended May 4, 2002 increased 1.3% over the six-month period ended May 5, 2001. We anticipate that new product awards, product launches and package redesigns will drive unit growth in the consumer cleaning category during the second half of 2002 and into 2003.

    - Food and processed juices revenue decreased 8.3% to $55.2 million. Unit sales during the six-month period ended May 4, 2002 decreased 13.1% over the six-month period ended May 5, 2001. The decrease in sales units was primarily the result of the sale of production assets in this category during the second quarter of fiscal year 2001. We anticipate that sales in this category will improve in the second half of this year as a result of new business awards and product launches planned.

    - Industrial, agricultural and automotive revenue decreased 9.7% to $19.7 million while unit sales for the six-month period ended May 4, 2002 increased 8.3% to 69.9 million units over the same period in 2001. The decrease in revenue was due primarily to an extremely mild winter in the Midwest that had a negative impact on the sales of anti-freeze and windshield washer fluid containers. Unit sales growth came from increases in a new line of motor oil quart containers.

    - Health, personal care and distilled spirits revenue increased 10.4% to $5.9 million. Unit sales for the six-month period ended May 4, 2002 were up 12.3% over the six-month period ended May 5, 2001. Strong shipping volume in our personal care business coupled with continued volume across our line of distilled products attributed to these gains.

    - Other revenue decreased 3.9% to $20.2 million. This decrease is attributable mainly to a decrease in other miscellaneous revenue that was offset by an increase in freight and recycling revenue.

GROSS PROFIT

    Gross profit increased 17.7% to $60.9 million for the six-month period ended May 4, 2002. Gross profit as a percent of revenue improved to 15.6% in the six-month period ended May 4, 2002 as compared to 12.8% in the six-month period ended May 5, 2001. The improvement in gross profit as a percent of revenue was partially due to lower resin costs that decreased revenue without decreasing associated gross profit. Gross profit increases were the result of improved manufacturing reliability and throughput in the six months ended May 4, 2002. In addition, current process redesign initiatives helped generate increased gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 7.1% to $32.3 million for the six-month period ended May 4, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 8.3% in the six months ended May 4, 2002 from 7.5% in the six months ended May 5, 2001. The increase was related to the reclassification of $0.9 million of site management wages from manufacturing expenses and a $1.0 million increase related to the implementation of SAP.

INTEREST EXPENSE

    Interest expense increased by 24.2% to $17.7 million for the six months ended May 4, 2002. The increase was due to the sale, on August 20, 2001, of $275.0 million of the 10.75% Senior Notes. The average interest rate for the six-month period ended May 4, 2002 was approximately 10.75% compared to an average interest rate of approximately 8.69% for the six-month period ending May 5, 2001. In addition, our debt level was approximately $50.8 million higher as compared to the prior period ending May 5, 2001.

OTHER (INCOME) AND EXPENSE

    Other expense increased by $3.6 million to $2.0 million principally due to $3.0 million in foreign currency exchange rate losses that were primarily related to the devaluation of the Peso in Argentina. In addition, we experienced favorable foreign currency exchange rate gains on the purchase of equipment in 2001.

NET EARNINGS (LOSS)

    Net earnings remained unchanged at $6.2 million for the six-month periods ended May 4, 2002 and May 5, 2001.

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

    As part of our process redesign initiatives, we are investing heavily in information systems, process management and training. We have successfully completed the implementation of initial SAP enterprise software in all 9 of our North American operating facilities. We expect to spend an additional $5 to $7 million in the aggregate on the remaining projects. During the six months ended May 4, 2002, we spent approximately $31.4 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $85 million in fiscal 2002.

    We are using technology that will allow us to pursue opportunities in the beer, condiments, sauce and beverage markets. South America provides significant opportunities with our current customer base. Our largest customer in Brazil, AmBev, is also the largest brewer in South America.

    Our overall financial condition improved during the six-month period ended May 4, 2002. We had positive cash flow from operating activities of $10.6 million, which in part funded our capital expenditures of approximately $31.4 million. Cash and cash equivalents were used to cover the remaining balance of capital expenditures.

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

                                   INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the six-month period ended May 4, 2002, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentina customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations had a material effect on the results of operations for the six months ended May 4, 2002, resulting in a loss of approximately $2.8 million. We severely curtailed shipping to Argentina given the economic crisis that country is experiencing. As a result, our exposure to Argentina is insignificant as of May 4, 2002.

                         INFORMATION SYSTEMS INITIATIVE

    We completed an evaluation and assessment of our business systems and processes in the calendar year 2000. The two major activities of this evaluation included an internal effort to redesign our business practices through an initiative called "Process Redesign," and a comprehensive project to evaluate SAP enterprise resource planning software and functionality. As a result of these evaluations, we decided to purchase and install this industry-leading manufacturing and distribution software solution. As of mid-May 2002, we have completed implementation of SAP in all 9 of our North American operations. We have incurred costs of approximately $8.4 million to purchase, test and install SAP hardware and software. We expect to incur $0.5 million of additional costs in fiscal year 2002 to optimize SAP software.

                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased 1.83% to $10.6 million from the six-months ended May 4, 2002 as compared to the six months ended May 5, 2001. The increase is primarily the result of a $1.3 million increase in non-cash expenses that include depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation. The increase was offset by a $1.1 million change in net working capital and other assets and liabilities that decreased cash over the prior period.

    Net cash used in investing activities was $34.4 million and $31.1 million for the six-month periods ending May 4, 2002 and May 5, 2001, respectively. Investing activities were primarily attributed to the acquisition of property and equipment. For the six months ended May 4, 2002 and May 5, 2001, property and equipment acquisitions were $31.4 and $28.6 million, respectively.

    Net cash (used in) provided from financing activities was $(3.4) and $21.4 million for the six-month periods ended May 4, 2002 and May 5, 2001, respectively. In the six months ended May 4, 2002, net cash of $4.5 million was used to make principal payments on long-term obligations. The use of cash was partially offset by net proceeds from long-term obligations of $1.5 million. In the six months ended May 5, 2001, cash was provided from net borrowings of $26.4 million under a revolving credit facility. The cash provided was partially used to make $5.0 million of principal payments on long-term obligations.

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

    On August 20, 2001, in conjunction with the Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of May 4, 2002, $53.4 million in letters of credit were outstanding under the Amended Credit Agreement and we had $96.6 million available for borrowing.

    Looking forward, we have the following short-term and medium-term capital needs. We will need between $4.0 and $5.0 million of additional capital to add machinery and equipment in our new facility in Manaus, Brazil. We estimate that our existing operations in Brazil will require between $5.0 to $7.0 million in working capital to cover seasonal increases in inventory that will be required during the Brazilian winter months. Our overall capital expenditure budget in fiscal 2002 is approximately $85 million and $70 million in 2003, a majority of which is expected to be discretionary capital expenditures. We anticipate start up of a new site in central Florida around December, 2002. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of May 4, 2002, we had approximately $26 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

         At May 4, 2002 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

                                  PLASTIPAK HOLDINGS, INC.





Dated:  June 18, 2002             By:    /s/ William C. Young
                                         -------------------------------------
                                         William C. Young
                                         President and Chief Executive Officer


                                  By:    /s/ Michael J. Plotzke
                                         -------------------------------------
                                         Michael J. Plotzke,
                                         Treasurer and Chief Financial Officer