Form 10-Q
period 2002-08-03
PLASTIPAK HOLDINGS INC
filed 2002-09-17
CIK 1161738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended August 3, 2002
                                       OR
      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 333-73552

                            PLASTIPAK HOLDINGS, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

                   Delaware                                 38-2418126
       -------------------------------             ----------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification Number)

                  9135 General Court, Plymouth, Michigan 48170
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (734) 455-3600
                                 --------------

              (Registrant's telephone number, including area code)
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

             ------------------------------------------------------

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of August 3, 2002 was 27,753.

--------------------------------------------------------------------------------

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX


     PART I - FINANCIAL INFORMATION...........................................................1

     Item 1.    Financial Statements..........................................................1

                Condensed Consolidated Balance Sheets as of November 3, 2001
                and August 3, 2002 (unaudited)................................................1

                Condensed Consolidated Statements of Earnings (unaudited) for the
                Three Month and Nine Month Periods Ended August 3, 2002 and August 4, 2001....3

                Condensed Consolidated Statements of Cash Flows (unaudited) for the
                Nine Months Ended August 3, 2002 and August 4, 2001...........................4

                Notes to Condensed Consolidated Financial Statements..........................6

     Item 2   Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................28


     PART II - OTHER INFORMATION.............................................................29

     Item 6.    Exhibits and Reports on Form 8-K.............................................29








--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                         AUGUST 3,          NOVEMBER 3,
                                                       ASSETS              2002                2001
                                                                         ---------          -----------
                                                                        (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                          $ 26,358,839        $ 53,483,389
    Accounts receivable
       Trade (net of allowance of $4,342,926 and $6,111,236
           at August 3, 2002 and November 3, 2001)                       50,721,056          48,906,619
       Related parties                                                    7,895,320           6,695,143
    Prepaid expenses                                                     11,161,224          10,707,870
    Inventories                                                          77,580,888          77,930,887
    Prepaid federal income taxes                                          1,913,520           1,100,000
    Deferred income taxes                                                 8,193,000           6,437,000
    Other current assets                                                  8,262,120           5,202,346
                                                                       ------------        ------------
                 Total Current Assets                                   192,085,967         210,463,254


PROPERTY, PLANT AND EQUIPMENT - NET                                     290,631,959         270,382,231

OTHER ASSETS
    Cash surrender value of life insurance                                1,650,845           1,650,845
    Deposits                                                             14,905,302           6,066,405
    Capitalized loan costs                                                9,887,569          10,679,904
    Intangible assets, (net of accumulated amortization of
       $8,666,300 and $7,447,400 at August 3, 2002
       and November 3, 2001)                                              5,063,376           3,282,302
    Note receivable                                                          14,442           2,529,736
    Sundry                                                                3,094,644                 -
                                                                       ------------        ------------
                 Total Other Assets                                      34,616,178          24,209,192
                                                                       ------------        ------------
                                                                       $517,334,104        $505,054,677
                                                                       ============        ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                  AUGUST 3,          NOVEMBER 3,
                                                                        2002                2001
                                                                      ---------          ----------
                                                                     (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable - trade                                        $ 81,461,934        $ 95,649,181
    Current portion of long-term obligations                           5,845,212           6,615,597
    Accrued liabilities
       Taxes other than income                                         7,386,440           4,454,849
       Other accrued expenses                                         36,185,277          23,761,086
       Income taxes                                                    3,010,563           1,081,560
                                                                    ------------        ------------
                 Total Current Liabilities                           133,889,426         131,562,273


SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT OF $3,747,281
    AND $4,056,688 AT AUGUST 3, 2002 AND NOVEMBER 3, 2001)           271,427,267         270,943,312

LONG-TERM OBLIGATIONS                                                 51,691,132          55,503,756


DEFERRED INCOME TAXES                                                 15,062,000          11,238,000


OTHER NON-CURRENT LIABILITIES                                          3,616,922           3,399,352

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000
       shares authorized; 27,753 shares
       issued and outstanding                                             27,753              27,753
    Retained earnings                                                 41,619,604          32,380,231
                                                                    ------------        ------------
                 Total Stockholders' Equity                           41,647,357          32,407,984
                                                                    ------------        ------------
                                                                    $517,334,104        $505,054,677
                                                                    ============        ============
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         ----------------------------         ----------------------------
                                                          AUGUST 3,         AUGUST 4,          AUGUST 3,         AUGUST 4,
                                                            2002              2001               2002              2001
                                                         (13 WEEKS)        (13 WEEKS)         (39 WEEKS)        (40 WEEKS)
                                                         -----------      -----------         -----------      -----------
                                                         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)     (UNAUDITED)
Revenues                                                 $208,691,408     $205,539,141        $600,280,201     $610,588,526

Costs and expenses                                        181,253,411      183,737,899         511,906,764      537,034,951
                                                         ------------     ------------        ------------     ------------
              Gross profit                                 27,437,997       21,801,242          88,373,437       73,553,575

Selling, general and administrative expenses               17,094,532       14,838,164          49,440,238       45,042,917
                                                         ------------     ------------        ------------     ------------
              Operating profit                             10,343,465        6,963,078          38,933,199       28,510,658

Other expense (income)
    Equity in affiliate earnings                                  -                -                     -          (38,437)
    Interest expense                                        8,660,825        6,231,051          26,357,958       20,482,364
    Interest income                                          (446,704)        (212,355)         (1,003,994)        (512,569)
    Royalty income                                           (590,273)        (325,962)           (815,481)        (682,324)
    Loss (gain) on sale of equipment                           62,058           (1,118)            251,268          (10,473)
    Loss (gain) on foreign currency translation            (1,946,402)         324,259             806,159           44,892
    Sundry income                                             (69,937)        (232,601)           (223,084)        (822,188)
                                                         ------------     ------------        ------------     ------------
                                                            5,669,567        5,783,274          25,372,826       18,461,265
                                                         ------------     ------------        ------------     ------------
Earnings before income taxes                                4,673,898        1,179,804          13,560,373       10,049,393

Income tax expense (benefit)
    Current                                                 2,253,000        1,303,000           2,253,000        1,303,000
    Deferred                                                 (632,000)        (706,000)          2,068,000        1,976,000
                                                         ------------     ------------        ------------     ------------
                                                            1,621,000          597,000           4,321,000        3,279,000
                                                         ------------     ------------        ------------     ------------
              Net earnings                               $  3,052,898     $    582,804        $  9,239,373     $  6,770,393
                                                         ============     ============        ============     ============










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED
                                                                       ---------------------------
                                                                       AUGUST 3,         AUGUST 4,
                                                                          2002              2001
                                                                       (39 WEEKS)        (40 WEEKS)
                                                                       -----------      -----------
                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                       $  9,239,373     $  6,770,393
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
          Depreciation and amortization                                  35,344,614       32,552,615
          Bad debt (recovery) expense                                    (1,226,717)         471,944
          Deferred salaries                                                 378,050          338,750
          Deferred income tax expense                                     2,068,000        2,157,000
          Loss (gain) on sale of equipment                                  251,268          (11,189)
          Loss on investment in affiliate                                         -          722,413
          Equity in earnings of affiliate                                         -          (38,437)
          Foreign currency translation gain                                (452,933)      (1,564,448)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                 (1,787,897)       4,450,873
              Decrease (increase) in inventories                            349,999       (7,459,593)
              Increase in prepaid expenses and other
                 current assets                                          (3,822,128)      (1,726,513)
              Increase in prepaid federal income taxes                     (813,520)        (700,222)
              Increase in other liabilities                              15,226,314        4,783,974
              Increase in deposits                                       (8,838,897)      (2,438,791)
              Decrease in accounts payable                              (14,187,247)      (8,134,063)
              Increase in sundry and note receivable                       (404,802)      (2,200,935)
              Increase in income taxes                                    1,929,003              -
                                                                       ------------     ------------
                 Net cash provided by operating activities               33,252,480       27,973,771

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                               (52,526,278)     (38,650,583)
    Acquisition of intangible assets                                     (3,000,000)      (2,247,917)
                                                                       ------------     ------------
                 Net cash used in investing activities                  (55,526,278)     (40,898,500)






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                                                    NINE MONTHS ENDED
                                                                              -----------------------------
                                                                               AUGUST 3,         AUGUST 4,
                                                                                  2002             2001
                                                                               (39 WEEKS)        (40 WEEKS)
                                                                              ------------     ------------
                                                                               (UNAUDITED)       (UNAUDITED)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Net borrowings under revolving credit facility                              1,803,115       19,262,751
     Payments on long-term obligations                                          (6,299,556)      (8,344,066)
     Proceeds from long-term obligations                                            21,503        2,024,302
     Capitalized loan costs                                                       (375,814)             -
                                                                              ------------     ------------
                 Net cash (used in) provided by financing activities            (4,850,752)      12,942,987
                                                                              ------------     ------------
Net (decrease) increase in cash                                                (27,124,550)          18,258
Cash and cash equivalents at beginning of period                                53,483,389        3,346,970
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $ 26,358,839     $  3,365,228
                                                                              ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for income taxes                                                $    775,000     $  2,000,000
                                                                              ============     ============
    Cash paid for interest                                                    $ 19,773,000     $ 21,740,000
                                                                              ============     ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

    Acquisition of equipment through the assumption
       of long-term obligations                                               $    314,000     $  3,067,000
                                                                              ============     ============

     Increase in fair value of the interest rate swap                         $    174,548     $        -
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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING
         POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ended November 2, 2002.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on February 25, 2002.

NOTE B - FISCAL PERIOD

Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The nine month period ending August 3, 2002 and August 4, 2001 contained 39 and 40 weeks, respectively. The three month period ending August 3, 2002 and August 4, 2001 contained 13 weeks.


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

NOTE D - INVENTORIES

Inventories consisted of the following at:

                                                    AUGUST 3,        NOVEMBER 3,
                                                      2002              2001
                                                  -----------       -----------
                  Raw materials                   $31,338,236       $28,166,931
                  Finished goods                   32,765,289        38,922,590
                  Parts and supplies               13,477,363        10,841,366
                                                  -----------       -----------
                                                  $77,580,888       $77,930,887
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

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently uses only fair value hedge accounting.

On July 16, 2002, the Company entered into an interest rate swap with a bank pursuant to which it exchanged fixed rate interest in connection with The Senior Notes discussed in Note E on a notional amount of $100,000,000 for a variable rate equal to six months LIBOR plus 5.165% for a 9 year period ending September 1, 2011. As of August 3, 2002, the Company recorded an increase of $174,548 in sundry to recognize the fair value of the swap and a $174,548 increase in the Senior Note to recognize the difference between the carrying value and fair value of the related hedge liability.

On September 11, 2002 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreement, the bank paid the Company $3,012,000.

NOTE G - LEGAL PROCEEDINGS

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


H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of August 3, 2002 and November 3, 2001 and the nine and three months period ending August 3, 2002 and August 4, 2001, respectively of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

(2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                              AS OF AUGUST 3, 2002

                                                                GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                    PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                ------------   -------------    ------------   -------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                   $      1,000   $  24,327,983     $ 2,029,856    $        -     $ 26,358,839
    Accounts receivable                           12,711,198      48,634,033       5,644,484      (8,373,339)    58,616,376
    Prepaid expenses                                     -         7,630,904       3,530,320             -       11,161,224
    Inventories                                          -        61,132,631      16,448,257             -       77,580,888
    Prepaid federal income taxes                         -         1,913,520             -               -        1,913,520
    Deferred income taxes                          1,755,000       3,760,000       2,678,000             -        8,193,000
    Other current assets                                 -         4,039,107       4,223,013             -        8,262,120
                                                ------------   -------------     -----------    ------------   ------------

              Total current assets                14,467,198     151,438,178      34,553,930      (8,373,339)   192,085,967
PROPERTY, PLANT AND EQUIPMENT - NET                      -       237,599,323      53,032,636             -      290,631,959
OTHER ASSETS
    Cash surrender value of life insurance               -         1,650,845             -               -        1,650,845
    Deposits                                             -        14,905,302             -               -       14,905,302
    Investments in and advances to affiliates    313,834,264    (246,433,824)            -       (67,400,440)           -
    Capitalized loan costs                               -         9,887,569             -               -        9,887,569
    Intangible assets                                    -         4,945,381         117,995             -        5,063,376
    Deferred tax asset - long-term                  (814,000)        814,000             -               -              -
    Note receivable                                      -         5,014,442             -        (5,000,000)        14,442
    Sundry                                           174,548             -         2,920,096             -        3,094,644
                                                ------------   -------------     -----------    ------------   ------------

              Total other assets                 313,194,812    (209,216,285)      3,038,091     (72,400,440)    34,616,178
                                                ------------   -------------     -----------    ------------   ------------

              Total assets                      $327,662,010   $ 179,821,216     $90,624,657    $(80,773,779)  $517,334,104
                                                ============   =============     ===========    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                              AS OF AUGUST 3, 2002

                                                                  GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                                  PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                   ---------       ---------       ----------      ---------      ---------
CURRENT LIABILITIES
    Accounts payable                           $         -      $  56,846,907    $  32,988,366    $ (8,373,339)    $  81,461,934
    Current portion of long-term liabilities             -          2,186,627        3,658,585              -          5,845,212
    Taxes other than income                              -          6,454,140          932,300              -          7,386,440
    Income taxes                                   2,147,563          863,000              -                -          3,010,563
    Other accrued expenses                        12,675,545       19,958,969        3,550,763              -         36,185,277
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities           14,823,108       86,309,643       41,130,014       (8,373,339)     133,889,426

SENIOR NOTES                                     275,174,548       (3,747,281)             -                -        271,427,267

LONG-TERM OBLIGATIONS                                    -          2,694,191       53,996,941       (5,000,000)      51,691,132

DEFERRED INCOME TAXES                             (3,983,003)      17,455,000        1,590,003              -         15,062,000

OTHER LONG-TERM LIABILITIES                              -          3,140,782          476,140              -          3,616,922
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  286,014,653      105,852,335       97,193,098      (13,373,339)     475,686,747

STOCKHOLDERS' EQUITY (DEFICIT)                    41,647,357       73,968,881       (6,568,441)     (67,400,440)      41,647,357
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 327,662,010    $ 179,821,216    $  90,624,657    $ (80,773,779)   $ 517,334,104
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

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


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 3, 2001


                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
    Accounts payable                           $          -     $  64,500,951    $  38,140,146    $  (6,991,916)   $  95,649,181
    Current portion of long-term liabilities              -         2,230,150        4,385,447               -         6,615,597
    Taxes other than income                               -         3,993,001          461,848               -         4,454,849
    Income taxes                                    (168,440)       1,250,000                                -         1,081,560
    Other accrued expenses                         6,240,972       13,531,214        3,988,900               -        23,761,086
                                               -------------    -------------    -------------    -------------    -------------

              Total current liabilities            6,072,532       85,505,316       46,976,341       (6,991,916)     131,562,273

SENIOR NOTES                                     275,000,000       (4,056,688)              -                -       270,943,312

LONG-TERM OBLIGATIONS                                     -         4,755,203       55,748,553       (5,000,000)      55,503,756

DEFERRED INCOME TAXES                             (7,744,000)      17,392,000        1,590,000               -        11,238,000

OTHER LONG-TERM LIABILITIES                               -         2,817,367          581,985               -         3,399,352
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities                  273,328,532      106,413,198      104,896,879      (11,991,916)     472,646,693

STOCKHOLDERS' EQUITY (DEFICIT)                    32,407,984       51,398,248       (3,582,339)     (47,815,909)      32,407,984
                                               -------------    -------------    -------------    -------------    -------------

              Total liabilities and
                 stockholders' equity          $ 305,736,516    $ 157,811,446    $ 101,314,540    $ (59,807,825)   $ 505,054,677
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                    FOR THE THREE MONTHS ENDED AUGUST 3, 2002


                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                 -----------    ------------    ------------     ------------  ------------
Revenues                                         $        -     $196,142,998     $13,893,324     $(1,344,914)  $208,691,408

Cost and expenses                                         -      167,449,620      14,878,705      (1,074,914)   181,253,411
                                                 -----------    ------------     -----------     -----------   ------------

              Gross profit (loss)                         -       28,693,378        (985,381)       (270,000)    27,437,997

Selling, general and administrative expenses              -       15,491,447       1,873,085        (270,000)    17,094,532
                                                 -----------    ------------     -----------     -----------   ------------

              Operating profit (loss)                     -       13,201,931      (2,858,466)             -      10,343,465

Other (income) expense
    Equity in (earnings) loss of affiliates       (4,628,370)        348,874              -        4,279,496             -
    Interest expense                               7,337,871         211,633       1,161,032         (49,711)     8,660,825
    Interest income                               (7,248,399)      7,077,382        (325,398)         49,711       (446,704)
    Royalty income                                        -         (590,273)             -               -        (590,273)
    Gain on sale of equipment                             -           62,123             (65)             -          62,058
    Sundry income                                   (135,000)         68,324          (3,261)             -         (69,937)
    Gain on foreign currency translation                  -               -       (1,946,402)             -      (1,946,402)
                                                 -----------    ------------     -----------     -----------   ------------

                                                  (4,673,898)      7,178,063      (1,114,094)      4,279,496      5,669,567

Earnings (loss) before income taxes                4,673,898       6,023,868      (1,744,372)     (4,279,496)     4,673,898

Income taxes                                       1,621,000              -               -               -       1,621,000
                                                 -----------    ------------     -----------     -----------   ------------

Net earnings (loss)                              $ 3,052,898    $  6,023,868     $(1,744,372)    $(4,279,496)   $ 3,052,898
                                                 ===========    ============     ===========     ===========    ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                    CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                    FOR THE THREE MONTHS ENDED AUGUST 4, 2001


                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $         -      $ 187,615,430    $  17,036,244    $     887,467    $ 205,539,141

Cost and expenses                                        -        164,986,008       17,740,621        1,011,270      183,737,899
                                               -------------    -------------    -------------    -------------    -------------

              Gross profit (loss)                        -         22,629,422         (704,377)        (123,803)      21,801,242

Selling, general and administrative expenses             -         12,386,613        1,815,551          636,000       14,838,164
                                               -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                    -         10,242,809       (2,519,928)        (759,803)       6,963,078

Other (income) expense
    Equity in loss (earnings) of affiliates       (1,179,804)         941,594              -            238,210              -
    Interest expense                                      -         4,271,952        2,039,234          (80,135)       6,231,051
    Interest income                                       -            85,516          (86,412)        (211,459)        (212,355)
    Royalty income                                        -          (325,962)              -                -          (325,962)
    Gain on sale of equipment                             -                 -           (1,118)              -            (1,118)
    Loss on foreign currency translation                  -                 -          324,259               -           324,259
    Sundry (loss) income                                  -           491,322          (87,923)        (636,000)        (232,601)
                                               -------------    -------------    -------------    -------------    -------------

                                                  (1,179,804)       5,464,422        2,188,040         (689,384)       5,783,274

Earnings (loss) before income taxes                1,179,804        4,778,387       (4,707,968)         (70,419)       1,179,804

Income taxes                                         597,000               -                -                -           597,000
                                               -------------    -------------    -------------    -------------    -------------

Net earnings (loss)                            $     582,804    $   4,778,387    $  (4,707,968)   $     (70,419)   $     582,804
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                    FOR THE NINE MONTHS ENDED AUGUST 3, 2002


                                                                  GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                                   -    $ 554,274,461    $  48,169,685    $  (2,163,945)   $ 600,280,201

Cost and expenses                                          -      463,629,621       50,171,088       (1,893,945)     511,906,764
                                               -------------    -------------    -------------    -------------    -------------

              Gross profit (loss)                          -       90,644,840       (2,001,403)        (270,000)      88,373,437

Selling, general and administrative expenses               -       44,121,827        5,588,411         (270,000)      49,440,238
                                               -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                      -       46,523,013       (7,589,814)               -       38,933,199

Other (income) expense
    Equity in (earnings) loss of affiliates      (13,469,753)       2,275,220                -       11,194,533                -
    Interest expense                              22,119,121          793,435        3,599,362         (153,960)      26,357,958
    Interest income                              (21,756,545)      21,127,570         (528,979)         153,960       (1,003,994)
    Royalty income                                         -         (815,481)               -                -         (815,481)
    Gain on sale of equipment                              -          329,059          (77,791)               -          251,268
    Sundry income                                   (453,196)         242,575          (12,463)               -         (223,084)
    Loss on foreign currency translation                   -                -          806,159                -          806,159
                                               -------------    -------------    -------------    -------------    -------------

                                                 (13,560,373)      23,952,378        3,786,288       11,194,533       25,372,826

Earnings (loss) before income taxes               13,560,373       22,570,635      (11,376,102)     (11,194,533)      13,560,373

Income taxes                                       4,321,000                -                -                -        4,321,000
                                               -------------    -------------    -------------    -------------    -------------

Net earnings (loss)                            $   9,239,373    $  22,570,635    $ (11,376,102)   $ (11,194,533)   $   9,239,373
                                               =============    =============    =============    =============    =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                    FOR THE NINE MONTHS ENDED AUGUST 4, 2001



                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $           -    $ 553,849,465    $  59,236,847    $  (2,497,786)   $ 610,588,526

Cost and expenses                                          -      481,264,671       58,144,264       (2,373,984)     537,034,951
                                               -------------    -------------    -------------    -------------    -------------

              Gross profit (loss)                          -       72,584,794        1,092,583         (123,802)      73,553,575

Selling, general and administrative expenses               -       39,428,647        5,614,270                -       45,042,917
                                               -------------    -------------    -------------    -------------    -------------

              Operating profit (loss)                      -       33,156,147       (4,521,687)        (123,802)      28,510,658

Other expense (income)
    Equity in loss (earnings) of affiliates      (10,049,393)       1,721,936                -        8,289,020          (38,437)
    Interest expense                                       -       15,652,367        5,121,591         (291,594)      20,482,364
    Interest income                                        -         (191,393)        (321,176)               -         (512,569)
    Royalty income                                         -         (682,324)               -                -         (682,324)
    Gain on sale of equipment                              -          (10,071)            (402)               -          (10,473)
    Sundry income                                          -          (65,276)        (756,912)               -         (822,188)
    Gain on foreign currency translation                   -                -           44,892                -           44,892
                                               -------------    -------------    -------------    -------------    -------------

                                                 (10,049,393)      16,425,239        4,087,993        7,997,426       18,461,265

Earnings (loss) before income taxes               10,049,393       16,730,908       (8,609,680)      (8,121,228)      10,049,393

Income taxes                                       3,279,000                -                -                -        3,279,000
                                               -------------    -------------    -------------    -------------    -------------

Net earnings (loss)                            $   6,770,393    $  16,730,908    $  (8,609,680)   $  (8,121,228)   $   6,770,393
                                               =============    =============    =============    =============    =============



                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                    FOR THE NINE MONTHS ENDED AUGUST 3, 2002


                                                                   GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                     PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                       $  6,400,000    $ 31,400,171    $(4,547,691)    $          -    $ 33,252,480

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                    -     (50,765,055)     (3,338,416)      1,577,193     (52,526,278)
    Proceeds from sale of equipment                          -               -       1,577,193      (1,577,193)              -
    Investment in and advances to affiliates        (6,400,000)     (1,990,000)              -       8,390,000               -
    Acquisition of intangible assets                         -      (3,000,000)              -               -      (3,000,000)
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash (used in) provided by
                 investing activities               (6,400,000)    (55,755,055)     (1,761,223)      8,390,000     (55,526,278)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                              -               -       1,803,115               -       1,803,115
    Principal payments on long-term obligations              -      (2,418,198)     (3,881,358)              -      (6,299,556)
    Proceeds from long-term obligations                      -               -          21,503               -          21,503
    Capital increases                                        -               -       8,390,000      (8,390,000)              -
    Capitalized loan costs                                   -        (375,814)              -               -        (375,814)
                                                  ------------    ------------    ------------    ------------    ------------

              Net cash (used in) provided by
                 financing activities                        -      (2,794,012)      6,333,260      (8,390,000)     (4,850,752)
                                                  ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash                              -     (27,148,896)         24,346               -     (27,124,550)

Cash and cash equivalents at beginning
    of period                                            1,000      51,476,877       2,005,512               -      53,483,389
                                                  ------------    ------------    ------------    ------------    ------------

Cash and cash equivalent at end of period         $      1,000    $ 24,327,981     $2,029,858     $          -    $ 26,358,839
                                                  ============    ============    ============    ============    ============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   CONTINUED

--------------------------------------------------------------------------------


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED
                    FOR THE NINE MONTHS ENDED AUGUST 4, 2001


                                                                    GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                      PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                   ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities      $ 10,049,629    $ 14,322,870    $  2,749,956    $    851,316    $ 27,973,771

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                     -     (30,969,415)     (7,681,168)              -     (38,650,583)
    Investment in and advances to affiliates        (10,049,629)     10,922,335         (21,390)       (851,316)              -
    Acquisition of intangible assets                          -      (2,247,917)              -               -      (2,247,917)
                                                   ------------    ------------    ------------    ------------    ------------

              Net cash used in investing
                 activities                         (10,049,629)    (22,294,997)     (7,702,558)       (851,316)    (40,898,500)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                               -      10,290,000       8,972,751               -      19,262,751
    Payments on long-term obligations                         -      (1,881,517)     (6,462,549)              -      (8,344,066)
    Proceeds from long-term obligations                       -               -       2,024,302               -       2,024,302
                                                   ------------    ------------    ------------    ------------    ------------

              Net cash provided financing
                 activities                                   -       8,408,483       4,534,504               -      12,942,987
                                                   ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash                               -         436,356        (418,098)              -          18,258

Cash and cash equivalents at beginning of period              -       1,805,335       1,541,635               -       3,346,970
                                                   ------------    ------------    ------------    ------------    ------------

Cash and cash equivalent at end of period          $          -    $  2,241,691     $1,123,537     $          -    $  3,365,228
                                                   ============    ============    ============    ============    ============




                                                         GUARANTOR     NONGUARANTOR
         DEPRECIATION AND AMORTIZATION EXPENSE         SUBSIDIARIES    SUBSIDIARIES       TOTAL
         -------------------------------------         ------------    ------------     -----------
    8/3/02                                              $29,226,091      $6,118,523     $35,344,614
                                                        ===========       =========      ==========
    8/4/01                                              $26,961,964      $5,590,651     $32,552,615
                                                        ===========       =========      ==========

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

                                    OVERVIEW

    Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brasil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brasil. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brasil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and produces injection-molded plastic preforms in Manaus. Plastipak Brasil also maintains a sales office in Buenos Aires, Argentina. Other than

Plastipak Brasil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The nine month periods ended August 3, 2002 and August 4, 2001 were 39 and 40 weeks long, respectively. The three month periods ended August 3, 2002 and August 4, 2001 were 13 weeks long.

    Listed in the table below are our revenues and related percentages of revenue for the three months and nine months ended August 3, 2002 and August 4, 2001.



                                       CONSOLIDATED REVENUE BY PRODUCT CATEGORY

                                     Three Months Ended August 3, 2002      Nine Months Ended August 3, 2002 and
                                             and August 4, 2001                     August 4, 2001 (a)
                                                            (dollar amounts in thousands)

                                     2002        %       2001        %       2002        %       2001        %
                                   =====================================   =====================================
Carbonated and non-
     carbonated beverage revenue   $ 95,335    45.7%   $101,806    49.5%   $267,068    44.5%   $281,504    46.1%
Consumer cleaning revenue          $ 58,849    28.2%   $ 57,226    27.9%   $177,719    29.6%   $174,212    28.6%
Food and processed juice
     revenue                       $ 28,590    13.7%   $ 24,905    12.1%   $ 83,773    13.9%   $ 85,072    13.9%
Industrial, agricultural and
     automotive revenue            $ 11,195     5.4%   $ 11,806     5.7%   $ 30,933     5.2%   $ 33,674     5.5%
Health, personal care and
     distilled spirits revenue     $  3,030     1.4%   $  2,665     1.3%   $  8,916     1.5%   $  7,998     1.3%
Other revenue (b)                  $ 11,692     5.6%   $  7,131     3.5%   $ 31,871     5.3%   $ 28,129     4.6%

                                   -------------------------------------   -------------------------------------
Total revenue                      $208,691   100.0%   $205,539   100.0%   $600,280   100.0%   $610,589   100.0%



         (a) The nine month periods ended August 3, 2002 and August 4, 2001 were 39 and 40 weeks long, respectively.

         (b) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics) and other miscellaneous sources of revenue.

Three Months Ended August 3, 2002 Compared to Three Months Ended August 4, 2001

REVENUE

    Revenue increased 1.5% to $208.7 million for the three months ended August 3, 2002 while unit sales increased for the period by 5.7%. Lower average material pricing during the quarter accounted for the difference in unit versus dollar sales. We estimate that lower resin prices passed through to customers resulted in approximately $8.0 million in reduced revenue for the three months ended August 3, 2002.

Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 6.4% to $95.3 million while unit sales during the three-month period ended August 3, 2002 increased by 4.7% over the same period in 2001. Revenue generated by Packaging decreased 3.9% while revenue generated by Plastipak Brasil decreased 20.0%. For the three-month period ended August 3, 2002, Packaging unit sales increased 8.7% while Plastipak Brasil unit sales decreased 10.7% versus the same period in 2001. The revenue decrease for Plastipak Brasil was attributed to a general slow-down in the Brazilian economy and the continued weakening of the Brazilian currency, the Real. Warm summer temperatures in the U.S. and the introduction of several new products like Pepsi Blue and Dr Pepper Red Fusion helped drive unit volume growth. Continued emphasis and expansion in the water market also contributed to our increased unit volume.

    - Consumer cleaning revenue increased 2.8% to $58.8 million. Unit sales during the three-month period ended August 3, 2002 increased 10.4% over the three-month period ended August 4, 2001. Raw material price reductions passed through to the customers and product mix shifts accounted for the difference in sales units and dollar increases. Consumers' preference for liquid detergents over powders continued to drive sales growth along with several new packaging initiatives in this category.

    - Food and processed juices revenue increased 14.8% to $28.6 million. Unit sales during the three-month period ended August 3, 2002 increased 7.5% over the three-month period ended August 4, 2001. The unit sales increase was driven by growth in the squeezable category (mayonnaise, relish, tartar sauce etc.) combined with strong sales across the entire category. Revenue increased as a result of increases in larger value add packages along with increased activity in the hot-fill side of our business

    - Industrial, agricultural and automotive revenue decreased 5.2% to $11.2 million. Unit sales for the three-month period ended August 3, 2002 increased 6.6% from the three-month period ended August 4, 2001. The market success of large multi-use containers are providing incremental volume growth in a sector that is otherwise flat. Dollar sales were impacted by the change in raw material pricing, with revenue down for the quarter compared to the same period in 2001.

    - Health, personal care and distilled spirits revenue increased 13.7% to $3.0 million. Unit sales for the three-month period ended August 3, 2002 were up 16.9% over the three-month period ended August 4, 2001. Strong shipping rates to existing customers resulting in the unit increase and the revenue increase during the quarter.

    - Other revenue increased 64.0% to $ 11.7 million. This increase is attributable mainly to increases in other materials sales, freight, recycling and other miscellaneous revenue.

GROSS PROFIT

    Gross profit increased 25.9% to $27.4 million for the three-month period ended August 3, 2002. Gross profit as a percent of revenue improved to 13.1% as compared to 10.6% in the prior period. The improvement in gross profit as a percent of revenue was partially due to lower resin costs which decreased revenue without decreasing associated gross profit. Gross profit increases were also the result of improved manufacturing reliability and throughput in the three months ended August 3, 2002. In addition, current process redesign initiatives helped generate increased gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended August 3, 2002 increased 15.2% to $17.1 million. As a percentage of revenue, selling, general and administrative expenses increased to 8.2% for the three months ended August 3, 2002 from 7.2% in the three months ended August 4, 2001. The increase was related to an increase in corporate labor and benefits of $1.4 million and a $0.3 million increase related to the implementation of SAP ("Systems, Applications, Products in Data Processing"). Increases in taxes and insurance also contributed to the increase.


INTEREST EXPENSE

    Interest expense increased by 39.0% to $8.7 million for the three-month period ended August 3, 2002. The increase was due to the sale, on August 20, 2001, of $275.0 million of the 10.75% Senior Notes. The average interest rate for the three-month period ended August 3, 2002 was approximately 10.0% compared to an average interest rate of approximately 8.6% for the three-month period ending August 4, 2001. In addition, our debt level was approximately $54.1 million higher as compared to the prior period ending August 4, 2001.

OTHER (INCOME) AND EXPENSE

    Other income increased by $2.5 million to $(3.0) million for the three month period ended August 3, 2002. The increase was principally due to $2.3 million gain in foreign currency exchange rate.

NET EARNINGS

    Net earnings increased by $2.5 million from net earnings of $0.6 million for the three month period ended August 4, 2001 to net earnings of $3.1 million for the three month period ended August 3, 2002. An improvement in operating profit of $3.4 million was the primary reason for the increase.


NINE MONTHS ENDED AUGUST 3, 2002 COMPARED TO NINE MONTHS ENDED AUGUST 4, 2001

REVENUE

    Revenue decreased 1.7% to $600.3 million for the nine months ended August 3, 2002 while unit sales increased 1.8% for the period to 5.0 billion units compared to the nine-month period ended August 4, 2001. The decreases over the prior period are due to several factors. First, the nine-month period ended August 3, 2002 contained only 39 weeks, while the nine-month period ended August 4, 2001 contained 40 weeks. If 2002 revenue were restated for 40 weeks, 2002 revenue would have increased over the prior period by approximately 0.8%. Second, resin prices (which represent a significant cost of the product) have decreased in the nine months ended August 3, 2002 as compared to the nine months ended August 4, 2001. Lower resin prices were passed on to our customers in the form of lower sales prices for the products we sell. We estimate that lower resin prices resulted in approximately a $25.0 million reduction in revenue for the nine months ended August 3, 2002. Finally, we exited a piece of business through an asset sale in the second quarter of fiscal year 2001 which resulted in lower sales revenue for the first half of 2002 versus the same period in 2001.

    Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 5.1% to $267.1 million while unit sales during the nine-month period ended August 3, 2002 increased by 3.2% over the nine-month period ended August 4, 2001. Unit sales growth was attributable to the U.S. market where unit sales increased 6.4% from the period in 2001. Economic uncertainty in Brazil resulted in a 6.6% decrease in unit sales during the nine-month period ended August 3, 2002. Increased activity in the water market continues to drive increased unit volume. While unit sales increased, revenue declined in this category due to lower average raw material prices and a product mix shift to more single service packages that have lower selling prices.

    - Consumer cleaning revenue increased 2.0% to $177.7 million. Unit sales during the nine-month period ended August 3, 2002 increased 4.1% over the nine-month period ended August 4, 2001. Sales growth was driven by several new packaging initiatives in this category.

    - Food and processed juices revenue decreased 1.5% to $83.8 million. Unit sales during the nine-month period ended August 3, 2002 decreased 7.1% over the nine-month period ended August 4, 2001. The decrease in sales units was primarily the result of the sale of production assets in this category during the second quarter of fiscal year 2001.

    - Industrial, agricultural and automotive revenue decreased 8.1% to $30.9 million, while unit sales for the nine-month period ended August 3, 2002 increased 7.7% to 105.5 million units over the same period in 2001. The market success of large multi-use containers are providing incremental volume growth in a category that is otherwise flat. Dollar sales were impacted by the change in material pricing with revenue down for the first nine months of fiscal year 2002 compared to the same period in 2001.

    - Health, personal care and distilled spirits revenue increased 11.5% to $8.9 million. Unit sales for the nine-month period ended August 3, 2002 were up 13.8% over the nine-month period ended August 4, 2001. Strong shipping rates to existing customers accounted for this increase along with several new initiatives in this category.

    - Other revenue increased 13.3% to $31.9 million. This increase is attributable mainly to an increase in freight, recycling, and other miscellaneous revenue.


GROSS PROFIT

    Gross profit increased 20.1% to $88.4 million for the nine-month period ended August 3, 2002. Gross profit as a percent of revenue improved to 14.7% in the nine-month period ended August 3, 2002 as compared to 12.0% in the nine-month period ended August 4, 2001. The improvement in gross profit as a percent of revenue was partially due to lower resin costs that decreased revenue without decreasing associated gross profit. Gross profit increases were the result of improved manufacturing reliability and throughput in the nine months ended August 3, 2002. In addition, current process redesign initiatives helped generate increased gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 9.8% to $49.4 million for the nine-month period ended August 3, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 8.2% in the nine months ended August 3, 2002 from 7.4% in the nine months ended August 4, 2001. The increase was related to the reclassification of $1.0 million of site management wages from manufacturing expenses and a $1.0 million increase related to the implementation of SAP. Increases in corporate labor, taxes and insurance contributed $2.0 million to the increase.

INTEREST EXPENSE

     Interest expense increased by 28.7% to $26.4 million for the nine months ended August 3, 2002. The increase was due to the sale, on August 20, 2001, of $275.0 million of the 10.75% Senior Notes. The average interest rate for the nine-month period ended August 3, 2002 was approximately 10.0% compared to an average interest rate of approximately 8.9% for the nine-month period ending August 4, 2001. In addition, our debt level was approximately $54.1 million higher as compared to the prior period ending August 4, 2001.

OTHER (INCOME) AND EXPENSE

    Other income decreased by $1.0 million to $(1.0) million principally due to $0.8 million in foreign currency exchange rate losses that were principally related to the devaluation of the Peso in Argentina.

NET EARNINGS

    Net earnings increased by $2.4 million from net earnings of $6.8 million for the nine month period ended August 4, 2001 to net earnings of $9.2 million for the nine month period ended August 3, 2002. The increase in net earnings was primarily due to improvements in operating profit.

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

    As part of our process redesign initiatives, we are investing heavily in information systems, process management and training. We have successfully completed the implementation of initial SAP enterprise software in all but one of our North American facilities. We expect to spend an additional $3 to $5 million in the aggregate on the remaining projects. During the nine months ended August 3, 2002, we spent approximately $52.5 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $85 million in fiscal 2002.

    We are using technology that will allow us to pursue opportunities in the beer, condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Our largest customer in Brazil, AmBev, is also the largest brewer in South America.

    Our overall financial condition improved during the nine-month period ended August 3, 2002. We had positive cash flow from operating activities of $33.3 million, which in part funded our capital expenditures of approximately $52.5 million. Cash and cash equivalents were used to cover the remaining balance of capital expenditures.

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

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the nine-month period ended August 3, 2002, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentinian customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations had a material effect on the results of operations for the nine months ended August 3, 2002, resulting in a loss of approximately $0.8 million. We severely curtailed shipping to Argentina given the economic crisis that country is experiencing. As a result, our exposure to Argentina is minimal as of August 3, 2002.

                         INFORMATION SYSTEMS INITIATIVE

    We completed an evaluation and assessment of our business systems and processes in the calendar year 2000. The two major activities of this evaluation included an internal effort to redesign our business practices through an initiative called "Process Redesign," and a comprehensive project to evaluate SAP enterprise resource planning software and functionality. As a result of these evaluations, we decided to purchase and install this industry-leading manufacturing and distribution software solution. As of mid-May 2002, we have completed implementation of SAP in all but one of our North American facilities. We have incurred costs of approximately $9.5 million to purchase, test and install SAP hardware and software. We expect to incur $0.5 million of additional costs in fiscal year 2002 to optimize SAP software.

                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased 18.9% to $33.3 million for the nine-months ended August 3, 2002 as compared to the nine months ended August 4, 2001. The increase is primarily the result of improved operating performance with net earnings increasing $2.4 million from the nine months ended August 4, 2001. An increase of $1.7 million in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation contributed to the increase in cash. A change of $1.1 million in net working capital and other assets and liabilities also increased cash.

    Net cash used in investing activities was $55.5 million and $40.9 million for the nine-month periods ending August 3, 2002 and August 4, 2001, respectively. Investing activities were primarily attributed to the acquisition of property and equipment. For the nine months ended August 3, 2002 and August 4, 2001, property and equipment acquisitions were $52.5 million and $38.7 million, respectively.

    Net cash (used in) provided from financing activities was $(4.9) million and $12.9 million for the nine-month periods ended August 3, 2002 and August 4, 2001, respectively. In the nine months ended August 3, 2002, net cash of $6.3 million was used to make principal payments on long-term obligations. The use of cash was partially offset by net proceeds from long-term obligations of $1.8 million. In the nine months ended August 4, 2001, cash was provided from net borrowings of $19.3 million under a revolving credit facility. The cash provided was partially used to make $8.3 million of principal payments on long-term obligations.

    On August 20, 2001, we sold an aggregate total principal amount of $275 million of 10.75% Senior Notes to qualified institutional buyers. The notes have a maturity date of September 2011, and we have the option to redeem all or a portion of the notes at any time on or after September 1, 2006. The proceeds from these notes were used to pay off existing debt. Interest under the notes is payable on September 1 and March 1 of each year. The indenture under which the notes were issued places restrictions on our ability to declare or pay dividends, purchase or acquire equity interests of Plastipak, and retire indebtedness that is subordinate to the notes. The notes also have covenants that place restrictions on the incurrence of debt, the issuance of stock, and granting of liens.

    On August 20, 2001, in conjunction with the Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of August 3, 2002,

$52.7 million in letters of credit were outstanding under the Amended Credit Agreement and we had $97.3 million available for borrowing.

    Looking forward, we have the following short-term and medium-term capital needs. We will need between $6.0 and $7.0 million of additional capital to add machinery and equipment in our new facility in Manaus, Brazil. We estimate that our existing operations in Brazil will require between $4.0 to $5.0 million in working capital to cover seasonal increases in inventory that will be required during the Brazilian spring months. Our overall capital expenditure budget in fiscal 2002 is approximately $85 million and $70 million in 2003, a majority of which is expected to be discretionary capital expenditures. We expect to have a new site in Florida start up around December 2002. Additionally, we expect to have a new site in Alabama start up in the first half of fiscal 2003. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of August 3, 2002, we had approximately $26 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

         At August 03, 2002 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

    On July 16, 2002, we entered into an interest rate swap agreement. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% on a notional amount of $100,000,000 for variable rate interest. The variable rate was equal to six month LIBOR plus 5.165%. On September 11, 2002, pursuant to an agreement with the bank to terminate the interest rate swap agreement, we received a cash payment of approximately $3.0 million. The proceeds will be used to finance capital expenditures.

                           PART II - OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

(a)           Exhibits.

                  10.1     Amended and Restated Restricted Stock Bonus Plan.

                  99.1     Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Chief Financial Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K.   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PLASTIPAK HOLDINGS, INC.





Dated:  September 17, 2002       By:      /s/ William C. Young
                                          -------------------------
                                          William C. Young
                                          President and Chief Executive Officer


                                 By:      /s/ Michael J. Plotzke
                                          -------------------------
                                          Michael J. Plotzke,
                                          Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, William C. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plastipak Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002                      /s/ William C. Young
                                              -------------------------
                                              William C. Young
                                              Chief Executive Officer
                                              Plastipak Holdings, Inc.

                                 CERTIFICATIONS

I, Michael J. Plotzke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plastipak Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002                       /s/ Michael J. Plotzke
                                               -------------------------
                                               Michael J. Plotzke
                                               Chief Financial Officer

                                               Plastipak Holdings, Inc.


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the certification as set forth in Form 10-Q have been omitted, consistent with the transition provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report on Form 10-Q covers a period ending before the effective date of Rules 13a-14 and 15d-14.

                                 EXHIBIT INDEX



Exhibit No.                   Description
-----------                   -----------
  10.1                        Amended and Restated Stock Bonus Plan

  99.1                        Chief Executive Officer Certification Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2                        Chief Financial Officer Certification Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.