Form 10-K
period 2002-11-02
PLASTIPAK HOLDINGS INC
filed 2003-01-31
CIK 1161738

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [ X ] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 2, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 333-73552
                            PLASTIPAK HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                             38-2418126
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                  9135 General Court, Plymouth, Michigan 48170
                    (Address of principal executive offices)

                                 (734) 455-3600
              (Registrant's telephone number, including area code)

                      ------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

--------------------------------------------------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no public trading market for the common stock of the registrant. The number of shares of the registrant's common stock, $1.00 par value, outstanding as of November 2, 2002 was 28,316.

--------------------------------------------------------------------------------

        DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10K INDEX

PART I          .............................................................  1

     Item 1.    Business   ..................................................  1
     Item 2.    Properties................................................... 14
     Item 3.    Legal Proceedings  .......................................... 15
     Item 4.    Submission of Matters to a Vote of Security Holders  ........ 16

PART II         ............................................................. 16

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters ......................................... 16
     Item 6.    Selected Financial Data ..................................... 16
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations    ...................... 18
     Item 7A.   Quantitative and Qualitative Disclosures About
                Market Risk  ................................................ 27
     Item 8.    Financial Statements and Supplementary Data  ................ 27
     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure  ........................ 59

PART III        ............................................................. 59

     Item 10.   Advisory Committee Members, Directors and
                Executive Officers of the Registrant  ....................... 59
     Item 11.   Executive Compensation  ..................................... 60
     Item 12.    Security Ownership of Certain Beneficial Owners
                and Management .............................................. 64
     Item 13.   Certain Relationships and Related Transactions   ............ 65

PART IV         ............................................................. 70

     Item 14.   Controls and Procedures...................................... 70
     Item 15.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K  ........................................ 70

                                     PART I

ITEM 1.  BUSINESS

    Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a majority of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company which serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brazil produces injection-molded plastic preforms, blow molds rigid plastic packaging in Paulinia and Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

    Plastipak is a leading manufacturer of plastic packaging containers for many of the world's largest consumer products companies. During fiscal 2002, we manufactured and distributed approximately 6.8 billion containers worldwide for over 450 customers. In North America, we are the exclusive supplier of plastic containers to Procter & Gamble for heavy-duty, liquid laundry detergents and the largest supplier of plastic containers to Kraft Foods for their salad dressings, barbecue sauces and grated cheeses. We are recognized by our customers as an innovator in blow-molded package design and manufacturing, and we have obtained over 100 U.S. patents, many of which are registered in foreign countries, for our state-of-the-art, package-manufacturing processes. For 35 years, we have worked as a strategic partner with our customers in the early stages of their new marketing initiatives. We provide integrated transportation and logistics services, and satisfy our customers' needs for recycling, reliability and dependability in plastic packaging. For the year ended November 2, 2002, our revenue was $812.2 million, our earnings were $8.6 million and our EBITDA was $96.5 million.

    We have increased our revenue between 1998 and 2002 at a compounded annual growth rate (CAGR) of approximately 9.5%, exceeding the industry average. Further, all of our revenue growth has been organic. This continued growth is being driven by the advantages of plastic over glass and metal (e.g., weight, strength and shatter resistance), customer preferences for plastic and technological advances. We believe that we are well positioned to capitalize on the conversion trend and to increase our market share in our product categories.

    We locate our manufacturing plants near the filling sites of our key customers. In addition to our track record of innovative design, superior customer service and low-cost manufacturing processes, the proximity of our locations to our key customers helps us retain our major customers. To meet the demand of our diverse customer base, we operate fourteen plants in the United States and Brazil. The total square footage of our manufacturing and warehousing facilities is in excess of five million square feet. Our expansion in Brazil has given us additional customer service capability and access to South America's rapidly expanding plastic packaging market. We plan to use our relationships with key customers to create new opportunities in North and South America.

    Our principal executive offices are located at 9135 General Court, Plymouth, Michigan 48170-0907. Our mailing address is P.O. Box 2500C, Plymouth, Michigan 48170-0907, and our telephone number is (734) 455-3600.

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10K MAY NOT PROVE TO BE ACCURATE.

    This Form 10K contains certain "forward-looking statements," including, in particular, the statements about our plans and strategies, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Business." Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth above in this "Risk Factors" section and elsewhere in this Form 10K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.


                                    OVERVIEW

    Because our broad range of product lines serves customers in diverse industries and geographic regions, we believe our revenue and cash flow are relatively predictable, reducing our exposure to market or economic fluctuations. We have increased revenue organically between 1998 and 2002 at a CAGR of approximately 9.5%. To support our revenue growth, we have invested more than $290.0 million in facilities, machinery and equipment over the last five years. We believe our commitment to investing in state-of-the-art facilities, machinery and equipment has resulted in significant additional capacity to serve our customers' needs, and enables us to produce plastic containers at competitive prices.

    In 1999, we initiated a continuous effort to redesign business processes to reduce waste and non-value added costs. Our recent results of operations reflect a strong gross profit improvement. In fiscal 2002, our gross profit improved by $14.4 million over fiscal 2001. This improvement is substantially the result of the implementation of process redesign initiatives and reliability improvements in our manufacturing facilities. We believe we will continue to improve operating margins through further development and implementation of process redesigns.

    In the year ended November 2, 2002, 73% of our revenue was generated by our top ten customers, nine of whom are under contracts having terms of between one and five years. These contracts, however, may be terminated earlier by the customer or ourselves under certain circumstances. Terms and conditions of our customer contracts vary, but in general the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us.

    Our primary raw materials consist of PET and HDPE resins. Although revenue is affected by fluctuations in resin prices, our gross margin is, in general, substantially unaffected by these fluctuations. In general, industry practice and contractual arrangements historically have permitted us to pass price increases through to our customers by means of corresponding changes in product pricing. As a result, we believe that our gross profits are relatively insulated from resin price fluctuations.

    We design, manufacture and distribute plastic containers in five product categories:

    -   carbonated and non-carbonated beverage;

    -   consumer cleaning;

    -   food and processed juices;

    -   industrial, automotive and agricultural; and

    -   health, personal care and distilled spirits.


                             OUR PRODUCT CATEGORIES

CARBONATED AND NON-CARBONATED BEVERAGE

    We are a leader in the beverage packaging industry. Our carbonated and non-carbonated beverage business has continued to grow, as plastic has continued to make inroads in replacing other packaging materials. This product category includes carbonated soft drinks ("CSD"), bottled water, juice drinks and beer. We have seen significant growth in non-CSD demand for PET bottles, which are clear and light-weight, and have become the standard for the bottled water industry. We are one of the largest suppliers of PET bottles used for Pepsi's Aquafina and Dr Pepper's Deja Blue water. In addition, we were recently awarded a long-term contract from Buffalo Rock, the largest Pepsi franchise to supply CSD and bottled water containers. This business will be serviced out of our new facility in McCalla, Alabama.

    We are also a leading producer of bottles for the CSD industry, where production complexity is relatively low and production runs are relatively long. We are a leading supplier to Pepsi Cola Bottlers of PET bottles for all of its Pepsi brands, including Pepsi, Diet Pepsi and Mountain Dew. Our other large CSD customers include AmBev (South America's largest brewer), Beverage Associates (Cadbury Beverages), Dr Pepper/Seven Up Bottling Group, and National Beverage.

CONSUMER CLEANING

    Procter & Gamble and Reckitt Benckiser are among our largest customers in this product category. We are the sole supplier for all of Procter & Gamble's branded heavy-duty, liquid laundry detergent containers in North America, including Tide, Cheer, Era and Gain. We also supply containers for various household products, such as Procter & Gamble's Bounce and Febreze and Reckitt's Lysol, Resolve and Electrasol. We partner with many of our customers to create distinctive containers such as Procter & Gamble's award-winning 300-oz. Tide dispenser bottle launched in 2000. We have long been an industry leader in developing new proprietary plastic packaging for consumer cleaning products. In 1984, also with Procter & Gamble, we developed the system for applying the "Drip Proof" spout for Tide liquid laundry detergent. We also use many of our patents for value-added features such as in-mold labeling, where a plastic or paper brand label is molded into and becomes part of the actual plastic container in a single process, replacing glued-on, post-manufacture labeling. We use a sophisticated preferential heating process to produce oval PET bottles suitable for trigger spray applications, a product with growing popularity among consumers. We are pursuing significant growth opportunities associated with the continued conversion to HDPE and PET packaging of household cleaners. We continue to grow as liquid detergents, which are primarily packaged in plastic, capture market share from powdered detergents, which are primarily packaged in cardboard. Consumer cleaning container sales provided 29.8% of our revenue for the year ended November 2, 2002.

FOOD AND PROCESSED JUICES

    We produce HDPE, PET and polypropylene (PP) containers for customers in the food industry, with a focus on customers for whom proprietary packaging designs are critical to product identification and distinction. AC Humko, Everfresh, Ken's Foods, Kraft Foods, The Kroger Company, Marzetti and Tropicana are among our primary customers in this product category. We are the largest supplier of plastic containers to Kraft Foods in North America for their salad dressings, 10 and 18-oz. squeeze mayonnaise and Miracle Whip, barbecue sauces and grated cheeses. We also produce plastic containers for such popular processed foods as coffee creamers, relishes and vegetable oils.

    From 1998 through 2002, we grew our food and processed juices revenue at a CAGR of 10.8%. This substantial growth has been driven by the continuing conversion from metal, glass and paper containers to plastic bottles, as the functionality, safety and improving economics of plastic became more apparent, and as consumer preference for plastic packaging continued to grow. PET squeeze bottles for such condiments as salad dressing and mayonnaise have proven extremely popular with consumers who recognize the added convenience that plastic provides.

    We are increasing our activity and presence in the production of PET bottles required for the hot-fill packaging of shelf-stable juices and juice drinks. The hot-fill process, in which bottles are filled at between 180 to 190 degrees Fahrenheit to kill bacteria, permits the shipment and display of juices and juice drinks without refrigeration. The manufacturing process for hot-fill PET packaging is more demanding than that used for cold-fill beverage containers, and typically involves slower processing speeds, greater shape complexity and heavier weights. Recently, we were awarded a long-term contract from Pepsi to supply Gatorade bottles beginning in 2004. This business will be serviced out of our facility in Garland, Texas. Food and processed juices container sales accounted for 13.6% of our revenue in the year ended November 2, 2002.

INDUSTRIAL, AUTOMOTIVE AND AGRICULTURAL

    Castrol, Equilon, Chevron/Texaco, Old World Industries (Peak), Shell and Turtle Wax are among our major customers in this product category. To increase our product diversity, we have targeted end markets in this product category, including motor oil, antifreeze, windshield washer fluid and other specialty automotive aftermarket products. We also supply containers for BEHR deck cleaners and BASF chemical products. Industrial, automotive and agricultural container sales generated 5.1% of our revenue in the year ended November 2, 2002.

HEALTH, PERSONAL CARE AND DISTILLED SPIRITS

    Our primary customers in this product category include Dial and Seagram's. We manufacture a wide range of plastic containers for branded products, including Seagram's 7 Crown, Seagram's Gin. We manufacture a full line of liquor bottles, ranging from the 50 milliliter "airplane" miniatures to the 1.75 liter bottle, for Seagram's, Hiram Walker, Black Prince and Kittling Ridge. Our in-mold labeling capabilities are of significant competitive value in this category. We expect to grow alongside our customers in this product category as they expand and build or acquire new brands and products. In the year ended November 2, 2002, we generated 1.4% of our revenue from this category.

                            OUR COMPETITIVE STRENGTHS


LONG-TERM RELATIONSHIPS WITH MAJOR CONSUMER PRODUCT COMPANIES IN DIVERSE, STABLE INDUSTRIES

    We enjoy long-standing relationships that average over 15 years with our top ten customers, including Kraft Foods (over 15 years), Pepsi Cola (over 15 years), Procter & Gamble (over 25 years) and Reckitt Benckiser (over 25 years). With our key customers, we have strategic-supply arrangements, many of which have three years or more remaining before renewal. We attribute these close relationships to our creative design and engineering capabilities, high level of customer service, high quality products, efficient manufacturing, reliable delivery, speed to market and experienced and stable management team and workforce. We supply several of these customers with 100% of their plastic packaging needs nationally, regionally or for a specific brand, including Kraft Foods salad dressings and Tide liquid laundry detergent.

    Our long-term relationships with our customers are strengthened by our ability to meet their need for cooperative package design and development processes. Our skilled and creative engineering staff and location of plants near key customers' filling facilities encourage continued customer loyalty.

STRATEGICALLY LOCATED, STATE-OF-THE-ART OPERATING FACILITIES

We serve our U.S. customers through a nationwide network of twelve strategically located, technologically advanced manufacturing facilities, through our Productivity Center in Jackson Center, Ohio, through our Packaging Development Center in Medina, Ohio, and a network of strategically located warehouse facilities. Brazil is served by manufacturing facilities in Paulinia and Manaus. Our plants feature top quality injection molding machines, high speed blow molders (including the multi-station GEM-PAK technology, which was developed and patented by our manufacturing and engineering teams), computerized material and inventory handling, and machines modified to allow the quick changeover of molds to meet varying customer needs. Over the last five years, we have invested over $290.0 million in our facilities and state-of-the-art production equipment, which have significantly reduced our costs. Our facilities are strategically located near the filling sites of most of our key customers, which we believe enables us to facilitate just-in-time inventory management, eliminate costly shipping and handling charges, reduce working capital needs and foster the development of long-term manufacturing and distribution relationships. We believe that locating our facilities near our key customers also creates entry barriers for our competition. With our fleet of approximately 275 tractors and 900 trailers, we offer same-day delivery to many of our customers. Our 98% on-time delivery rate is among the best in the industry.

TECHNOLOGY-DEVELOPMENT CAPABILITIES

    We are proud of our industry leading engineering and design capabilities and believe that we often earn and retain business as a result of these skills. Our packaging development and productivity centers have secured over 100 patents and continue to incorporate leading technology into customer-driven applications. We also believe we have a sustainable competitive advantage because we can produce prototypes of new designs with great speed and creativity for our customers. Recently, we were able to design and deliver a prototype to a customer just two weeks after they first explained their packaging concept to us. We have re-engineered existing manufacturing equipment to allow quick mold changeovers, reducing the changeover process from days to hours, giving us greater production flexibility.

    Our Packaging Development Center creates innovative product designs for our customers, and our Productivity Center has developed major process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because brand distinctive package design is a critical component in many of their marketing programs. We have centered a substantial portion of our growth strategy on customers that require custom, as opposed to stock, plastic containers as a critical component of their marketing efforts.

PROCESS REDESIGN INITIATIVES AND FLEXIBLE COST STRUCTURE

     In 1999, we initiated an ongoing effort to redesign our business processes, which has reduced waste, increased safety, improved reliability, decreased claims and returns and increased accuracy of orders, resulting in reduced costs and increased revenue per worker. Our increased operating profit in fiscal 2002 is the direct result of the implementation of process redesign initiatives and reliability improvements in our manufacturing facilities. We believe that we can achieve further savings through continued process improvements. In fiscal 2002, we successfully completed the implementation of Phase I and Phase II of our SAP enterprise software project. This enterprise software integrates and automates many of our sales, purchasing and administrative functions, and assists in our process re-engineering initiatives, which we believe will create significant cost reductions. Additionally, we have created a highly variable cost structure that can adjust quickly to customer demand. Our long-term customer contracts are structured with pricing mechanisms to adjust for fluctuations in raw material prices.

CUSTOMER-ORIENTED CULTURE

    In our 35 years in business, we have created a special culture focused on customer service. Plastipak's engineering teams participate in the early phases of our key customers' new marketing initiatives. As an integrated team, we work alongside our customers to shape the design features of new packaging containers and develop new processes and equipment to manufacture those containers. Further, to ensure that our employees' incentives are aligned with our customers' objectives, compensation for approximately 500 key manufacturing employees with leadership responsibility is based on operating and logistics performance measures. We believe these employee incentives will further enhance our strong relationships with key customers, help us attract new customers and allow us to control costs.

MANAGEMENT DEPTH AND EXPERIENCE

    Our management team has an impressive track record of cultivating our customer base of major consumer product companies, launching innovative product designs and achieving profitable, organic growth. Our top 12 senior executives have on average 22 years experience in the industry and 19 years experience at Plastipak. Our executives are invested in our success through their over 90% ownership of our equity. We believe our retention levels are among the highest in the industry. Our management team includes engineers who have developed many of the processes that we have patented and use to our competitive advantage.

                              OUR BUSINESS STRATEGY

    Our strategy is to continue to increase our revenues and profitability and to further enhance our leading industry positions. From fiscal 1998 to 2002, we increased our revenues by 43.6% to $812.2 million, our earnings to $8.6 million, our EBITDA by 88.3% to $96.5 million and our production volume by 31.8% to 6.8 billion units, all through organic growth. We will continue to prudently invest in production equipment only after establishing contracts with our customers and completing our normal rigorous internal review process. The key components of our strategy include the following objectives:

CAPITALIZE ON CONTINUED INDUSTRY CONVERSION TO PLASTIC CONTAINERS

    We expect the conversion of food products from glass, paper and cans to plastic containers, which we believe is being driven by consumer preference, favorable total packaging economics, technology advances and improved functionality, will continue. We are well positioned to capitalize on the continuation of these trends. For example, our new product initiatives include PET pickle jars, coffee containers and various juice bottles.

    In addition to opportunities in the domestic hot-fill PET arena, and increased use of PET containers for household cleaners, we believe that additional conversions to HDPE packaging will occur in various snack, dairy and juice drink applications.

    Additionally, we expect that over the next three to five years, as barrier technology progresses, a portion of the single serving beer container market will be converted to plastic, for use in venues where breakage is a concern. Brewers in the beer industry are strongly committed to brand identity and differentiation, and would prefer serving their product to customers in stadiums, concerts, sporting events, and at pools and beaches, in a way that permits them to maintain that identity (rather than in paper or plastic cups). Single serving plastic beer bottles offer that method.

    We also believe that as barrier technology for smaller size plastic containers progresses, we will be positioned to compete for the conversion of single serving CSD packaging from aluminum cans and 10-oz. glass to plastic, a 60 billion-unit market. Last year, a major soft drink manufacturer introduced a 500 ml package utilizing barrier containers Plastipak supplied.

    Also, owing to environmental concerns about disposable plastic waste, the industries we serve are requiring more high-quality, recycled content in their plastic packaging. We have significant experience in producing high quality HDPE and PET containers with recycled content for various customers. We own a dedicated facility that produces post-consumer recycled plastic resin that offers us a secure source for recycled resin for our products. We believe we are well positioned to capitalize on this growing consumer interest toward recycling.

CONTINUE DEVELOPING VALUE-ADDED SERVICES AND PRODUCTS

    Supported by our technology and packaging development centers, we have successfully researched, developed and launched new-patented technologies in our marketplace. We believe our success in this area differentiates us from our competitors and will enable us to continue to gain market share. For key customers, our technology development is an integral part of their overall marketing strategy and has helped our customers drive innovation in the marketplace.

EXPAND MARKET SHARE WITH KEY CUSTOMERS

    Our high-quality, low-cost manufacturing capabilities and track record of focused customer service position us well to continue growing market share with our customer base of major consumer product companies. As our customers continue to acquire new businesses and brands, we believe that we will secure additional long-term contracts with them and grow our product offerings. Central to our strategy to expand market share with key customers are the continued:

    -   delivery of focused customer service;

    -   location of facilities close to customer plants;

    -   innovation in packaging design; and

    -   provision of low cost manufacturing processes.

    We also intend to target strategic new customers who require our core competencies in blow molding and injection molding. We are working to translate relationships we have developed with multi-national customers in Brazil into additional business in North and South America.

                                  OUR CUSTOMERS

    Substantially all of our sales are made to major branded consumer products companies, primarily in the United States. Our customers demand a high degree of packaging design and engineering to accommodate complex bottle shapes, performance requirements, materials, speed to market and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of one to five years. Nine of our top ten customers are under contracts with terms between one and five years. These contracts, however, may be terminated earlier by us or our customer upon a material breach of the contract or, in some cases, in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

    In many cases, we are the sole supplier of all of a customer's custom plastic bottle requirements nationally, regionally or for a specific brand. Our largest customer is Procter & Gamble. For fiscal 2000, 2001 and 2002, Procter & Gamble accounted for approximately 20%, 23% and 25% of our revenue, respectively. Our largest customers include:


                                                                                                            CUSTOMER
              CUSTOMER                                     PRODUCT CATEGORY                                 SINCE (A)
              --------                 --------------------------------------------------------          ------------
Procter & Gamble                       Consumer Cleaning                                                 Mid 1970s
Reckitt Benckiser                      Consumer Cleaning                                                 Mid 1970s
Saxco                                  Health, Personal Care and Distilled Spirits                       Early 1980s
Kraft Foods                            Food and Processed Juices                                         Mid 1980s
Old World                              Industrial, Automotive and Agricultural                           Mid 1980s
The Kroger Company                     Carbonated and Non-Carbonated Beverage, Food and                  Late 1980s
                                       Processed Juices
National Beverage                      Carbonated and Non-Carbonated Beverage                            Late 1980s
Pepsi COBO                             Carbonated and Non-Carbonated Beverage                            Late 1980s
AC Humko                               Food and Processed Juices                                         Early 1990s
PepsiAmerica                           Carbonated and Non-Carbonated Beverage                            Early 1990s
AmBev                                  Carbonated and Non-Carbonated Beverage                            Mid 1990s
Beverage Associates Cooperative        Carbonated and Non-Carbonated Beverage                            Mid 1990s
(Cadbury Beverages)
Dr Pepper Bottling Group               Carbonated and Non-Carbonated Beverage                            Mid 1990s
Pepsi CPG                              Carbonated and Non-Carbonated Beverage                            Mid 1990s
Southern Beverage                      Carbonated and Non-Carbonated Beverage                            Mid 1990s
Ken's Foods                            Food and Processed Juices                                         Late 1990s

----------

    (a) These companies include their predecessors, if applicable.

    While our business is concentrated with our major customers, we believe that our technological skills and low-cost position, coupled with long-term "partnering" relationships with our customers, make the complete loss of any of these major customers less likely. Our ten largest customers have been associated with us for an average of over 15 years.

                                  RAW MATERIALS

    Resin and energy, the principal raw materials of our plastics business, have remained widely available to our U.S. operations, though subject to considerable price volatility. The great majority of Plastipak's customer contracts allow us to pass through resin price increases on 30 days' notice. Since we usually receive 30 days' notice of price increases from our resin suppliers, we are generally able to tolerate price increases without substantial harm to profits, although contracts containing pass-through provisions may not be available to us in the future. See "Risks Related to Our Business." As a major consumer of resin, we also leverage our bulk purchasing power to gain favorable pricing and terms.

    Clean Tech has continued to be able to meet almost all of our needs for post-consumer recycled material. Post-consumer recycled material prices tend to fluctuate in tandem with the virgin resin markets, since demand for post-consumer recycled material increases as prices for virgin material rise above those for post-consumer recycled material.

    Trade restrictions and currency devaluations have driven up the cost of imported resin in Brazil. See "Risks Related to Our Business."

                         MANUFACTURING AND DISTRIBUTION

    We serve our customers with a wide range of state-of-the-art manufacturing capabilities and services. Our 14 manufacturing facilities are strategically located near the filling sites of our key customers. We believe that our proximity to key customers enables us to work closely with our customers, to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs and to foster the development of long-term manufacturing and distribution relationships.

    We continue to be an industry leader in production technologies for plastic containers by:

    - efficiently manufacturing containers with specialized features, such as multiple layers, barrier coatings, in-mold labeling and bottles designed to accommodate trigger sprayers;

    - improving manufacturing technology to allow ever increasing production volumes without increasing the need for floor space (including the multi-station GEM-PAK, which we developed and patented and which significantly increases production capability as compared to older blow-molding machines); and

    - making innovative modifications to our blow molders to effect tooling changes in a matter of hours, instead of days, allowing quick shifts in product mix.

    To meet demand and reduce our inventory costs, our facility managers receive real-time order and forecasting information from some of our customers. We have completed the implementation of phase I and phase II of our SAP enterprise software project, which has integrated, automated and streamlined many of our supply chain operations. As a result, we will better serve our customers' needs.

    Our subsidiary, Whiteline, is a fully licensed ICC common carrier, and serves approximately 70% of our transportation needs. With Whiteline's fleet of approximately 275 tractors and 900 trailers, we offer same-day delivery to many of our customers. Our 98% on-time delivery rate is among the best in the industry.

                              PACKAGING DEVELOPMENT

    Our Productivity and Packaging Development Centers create innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs. We have an in-house staff of approximately 70 employees at our Productivity and Packaging Development Centers dedicated to product development and improvement. These professionals work closely with customers to develop new products and designs, often using sophisticated computer-aided design software.

    We are capable of generating new product designs within weeks of customer requests. We also believe that our customized designs help our customers differentiate their products in the marketplace while also improving the appeal and performance of their products. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container product markets where the ability to produce sophisticated package designs and deliver high quality graphics at a reasonable cost is crucial to a product's success. Additionally, we have the engineering capabilities in-house to create new machines, which can more efficiently produce the proprietary products developed for our customers. Packaging development expenses were approximately $6.3 million, $7.1 million and $8.6 million for fiscal 2000, 2001 and 2002, respectively.

                               SALES AND MARKETING

    We reach our large and diversified base of over 450 customers primarily through our direct field sales force. A large number of our sales representatives focus their work on particular product lines and national accounts, while the remaining field sales staff covers specific geographic territories. We believe that our direct field sales force is able to focus on target markets and create strong, enduring customer relationships. A direct sales force also allows us to coordinate centralized pricing strategies.

                               FOREIGN OPERATIONS

    Since 1996, we have expanded our operations into South America. We are working to leverage our relationships with new customers in Brazil into new opportunities in North and South America. Our initial operation was a plant located in suburban Sao Paulo (Paulinia), Brazil. We recently opened a facility in Manaus, a tax-free zone in the state of Amazonia, Brazil. We also have a sales office in Buenos Aires, Argentina. Our Brazilian net revenue has grown from $8.0 million in 1996 to $65.9 million for the year ended November 2, 2002. We believe that the global trend in the conversion of glass, metal and paper to plastic packaging will continue, particularly in the developing world, as consumer economies expand and industrialization continues. We are exploring opportunities to opening up a small facility somewhere in the Eastern European region.

                                   COMPETITION

    We face substantial competition throughout our product categories from a number of well-established national and regional companies. Our primary national competitors include Amcor, American National Can, Inc., Ball Plastics, Consolidated Container Company, Constar International, Crown Cork & Seal Company, Inc., Graham Packaging Company, Liqui-Box Corporation, Owens-Illinois, Inc., and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods.

                              INTELLECTUAL PROPERTY

    We own over 100 U.S. patents, and have over 30 patent applications currently pending at the United States Patent and Trademark Office. In addition, over 300 foreign patents have been issued and approximately 175 are pending, although not all of our U.S. patents are registered in foreign countries. Our patents include patents for our GEM-PAK molding system, a gas clamping electronically controlled molding machine.

    We are continually developing new patents. Because our patented packaging designs create goodwill and result in product differentiation, we believe that these intellectual property assets are important to our business. Our business is not dependent on any one of these patents, since plastics manufacturing technology continues to move forward rapidly. Patent licensing, however, serves to keep the new technologies we develop proprietary, giving us a short, but important, window of competitive advantage.

    In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. We cannot assure you that our competitors will not discover comparable or the same knowledge and techniques through independent development or other means.

    We have also licensed or sub-licensed certain of our intellectual property rights to third parties. These range from trimming systems that eliminate any plastic waste or "chips" from containers to our unique "in-mold labeling" equipment for bottle decoration. Many bottle designs are also licensed for revenue generation. In some cases, patented bottle designs are assigned or used by our customers, as their needs arise. Since our unique customer relationships allow us to be in on the ground floor in bottle design development, our customers often attain patent coverage for our joint design efforts.

                            ENVIRONMENTAL COMPLIANCE

    We are subject to national, state, local and foreign laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, some kinds of materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Compliance with these laws and regulations can require significant capital expenditures, and violations may result in substantial fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act, impose liability on several grounds for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damages to natural resources, at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we currently own or operate, and properties to which hazardous substances were sent by us, may result in liability for us under these environmental laws and regulations. As a manufacturer, we also have an inherent risk of liability under environmental laws and regulations regarding ongoing operations.

    From time to time, we have been subject to claims asserted against us by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims have related to properties or business lines acquired by us after a release has occurred. In each known instance, however, we believe that the claims asserted against us, or obligations incurred by us, will not result in a material adverse effect upon our business, financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.

    In addition, a number of governmental authorities in the United States and in other countries have enacted and are expected to continue to enact legislation aimed at reducing the amount of disposed plastic wastes. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise affect our business. To date, these initiatives and developments have not materially and adversely affected us. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic. Our subsidiary, Clean Tech, is among the top 20 suppliers of post-consumer recycled materials in the United States. Clean Tech supplies approximately 90% of Plastipak's post-consumer recycled materials needs.

                                    EMPLOYEES

    We have approximately 3,700 non-union employees in the U.S. and 170 employees in Brazil. Given the seasonality of the plastic bottling industry, we expect to continue to employ temporary and seasonal workers during peak production months, in both the United States and Brazil. We have not had any material labor disputes in the past five years and consider our relations with our employees to be good.

                          RISKS RELATED TO OUR BUSINESS

COMPETITION -- WE FACE CONSIDERABLE COMPETITIVE RISKS.

    We face substantial competition from a number of well-established national and regional companies. Our primary national competitors include Amcor, American National Can, Inc., Ball Plastics, Consolidated Container Company, Constar International, Crown Cork & Seal Company, Inc., Graham Packaging Company, Liqui-Box Corporation, Owens-Illinois, Inc., and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods. Many of our competitors have financial and other resources that are substantially greater than ours. In order to compete successfully, we will need to continue to make substantial capital expenditures to develop new products and streamline our manufacturing processes. Competition in our industry could negatively affect our business operations. See "Business -- Competition."

CONCENTRATION OF CUSTOMERS -- WE HAVE SEVERAL MAJOR CUSTOMERS, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

For the fiscal year ended November 2, 2002, our largest single customer accounted for approximately 25% of our revenue. Our ten largest customers accounted for approximately 73% of our revenue. The termination by any of these customers of their relationship with us could have a material adverse effect on our business and results of operations. Nine of our top ten customers are under contracts with terms of between one and five years. In general, these contracts are requirements contracts that do not obligate our customers to purchase any specific minimum product from us. These contracts may be terminated by us or by our customer prior to their expiration dates upon a material breach of the contract or, in some cases, in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

ECONOMIC AND POLITICAL RISK IN SOUTH AMERICA -- WE HAVE SPECIAL RISKS ASSOCIATED WITH OUR SOUTH AMERICAN OPERATIONS.

    We have significant operations in Brazil. We currently have two plants located in Brazil. We also have a sales office in Buenos Aires, Argentina. For the year ended November 2, 2002, net sales of our Brazilian subsidiaries totaled approximately $65.9 million, representing approximately 8% of our worldwide revenue for such period. We experienced a net loss of approximately $12.8 million on our Brazilian sales for the year ended November 2, 2002.

    Our results to date in Brazil have been less than we expected, as currency devaluations, high interest rates, inflation, import restrictions and a legal system which makes it difficult to enforce contracts have reduced both revenue and profits. Import duties on equipment needed to upgrade our production capabilities in Brazil are significant. We are working diligently to improve and expand our operations in Brazil to make them profitable, but we cannot assure you that our Brazilian operations will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Foreign Operations."

    The following factors create higher risks to our South American operations than we experience in the United States:

    -   continuing high nominal interest rates;

    - limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments;

    - imposition or increase of withholding and other taxes on remittances and other payments;

    - inability to fully utilize foreign tax credits and fully pass through foreign losses here in the U.S. due to limitations imposed by U.S. tax laws;

    - the potential for political instability and inflation and the imposition or increase of restrictions on investments and other restrictions by foreign governments;

    - inability of our foreign subsidiaries to enforce certain of their key agreements through the legal systems in South America.

CURRENCY FLUCTUATIONS -- WE HAVE SIGNIFICANT FOREIGN EXCHANGE RISKS WITH RESPECT TO OUR BRAZILIAN OPERATIONS THAT WE CANNOT CONTROL.

    Our Brazilian contracts are priced in U.S. dollars; however, we invoice our customers in the Brazilian Real. Following several significant devaluations of Brazil's currency, despite "make whole" agreements in our contracts, some of our customers agreed to only partial price increases. These increases accounted for only a portion of the cost to us of devaluation, leading to a reduction in our gross margin in Brazil.

    Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a portion of our cash flow is generated in the Brazilian Real. Significant changes in the value of the Brazilian Real relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the exchange notes and borrowings under the Amended Credit Agreement. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks. It is expected that the volatility in currency exchange rates will continue to have a material effect on the financial condition or results of operations of our foreign subsidiaries. We expect that the portion of our revenue denominated in non-dollar currencies will continue to increase in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Changes in Exchange Rates." In addition, the value of our investment in Plastipak Brazil is partially a function of the currency exchange rate between the U.S. dollar and the Brazilian Real. We have not executed hedge transactions to endeavor to reduce our exposure to foreign currency exchange rate risks, and do not believe that hedging is a viable option for us in the immediate future.

FUTURE CAPITAL REQUIREMENTS -- IF WE CANNOT OBTAIN THE FUNDS TO MAKE THE SIGNIFICANT CAPITAL EXPENDITURES THAT OUR BUSINESS WILL REQUIRE, WE MAY NOT BE ABLE TO MAINTAIN OUR CURRENT LEVEL OF OPERATIONS OR GROW OUR BUSINESS.

    To fund our growth plans and maintain our current level of operations, we will continue to make substantial capital expenditures for product development and improvements in our manufacturing processes. In fiscal 2001 and 2002, we made capital expenditures of approximately $56 million and $85 million, respectively. We estimate that capital expenditures in each of fiscal 2003 and 2004 will be approximately $105 million and $90 million, respectively. In addition, we may be required to make additional investments as the demands of our industry and our customers evolve. We may not be able to fund any necessary investments, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

ACQUISITION STRATEGY -- WE COULD FACE CONSIDERABLE BUSINESS AND FINANCIAL RISKS IN IMPLEMENTING OUR ACQUISITION STRATEGY.

    Our growth strategy may include acquisitions of other consumer goods packaging businesses, although we do not currently have any commitments or agreements with respect to any such acquisitions. Risks we could face with respect to acquisitions include:

    - problems in assimilating operations, technologies, services and products;

    -   diversion of management's attention from existing business concerns; and

    -   incurrence of debt and contingent liabilities.

    Any of these risks could have a material adverse effect upon our business, financial condition and results of operations. We may not be successful in consummating future acquisitions on favorable terms or at all.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND DEPENDENCE ON RESIN SUPPLIERS -- WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH FLUCTUATIONS IN THE PRICES OF RESIN.

    We face the risk that our access to resin is interrupted or that we may not be able to purchase it at competitive prices. We use large quantities of plastic resins in manufacturing our products. Plastic resin accounted for approximately one-third of our cost of goods sold in fiscal 2002. Plastic resins are subject to substantial price fluctuations caused by shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We may experience supply interruptions in the future. Our purchases of raw materials are subject to market prices. Although we generally have pass through provisions in many of our customer contracts, market conditions may not permit us to pass through any future raw material price increases. The inability to procure resin or significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, would have a material adverse effect on our financial condition and results of operations. Furthermore, a significant increase in resin prices could slow the pace of conversion from paper, glass and metal containers to plastic containers to the extent that these costs are passed on to the customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Raw Materials."

DEPENDENCE ON KEY PERSONNEL -- WE ARE DEPENDENT ON SEVERAL KEY SENIOR MANAGERS, THE LOSS OF WHOM COULD HAVE A MATERIAL EFFECT ON OUR BUSINESS AND DEVELOPMENT.

    Our business and our future success depend to a significant extent upon the continued service of our executive officers and senior managers. In particular, the loss of the services provided by William C. Young, William A. Slat, Michael
J. Plotzke, Gene W. Mueller, Pradeep Modi, Thomas Busard, Frank Pollock, Richard Darr, J. Ronald Overbeck, Leann M. Underhill and David Daugherty, among others, could have a material adverse effect on our business and results of operations. Our failure to retain such key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance.

                                   OTHER RISKS

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK -- WE ARE CONTROLLED BY THE YOUNG FAMILY.

    William C. Young, our Chief Executive Officer, and members of his immediate family own over 90% of our common stock on a fully-diluted basis and, therefore, control our board of directors. As a result, the Young family will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. Circumstances may occur in which the interests of the Young family could be in conflict with the interests of the holders of the notes.

REGULATION -- OUR OPERATIONS AND PRODUCTS ARE SUBJECT TO SUBSTANTIAL ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS.

    Our operations and properties are subject to stringent federal, state, local and foreign laws and regulations relating to pollution, environmental protection and workplace health and safety. Such laws and regulations frequently change, are different in every jurisdiction, and can impose substantial fines and sanctions for violations. Our operations must comply with these laws, and must adapt to regulatory requirements in all jurisdictions in which we operate as these requirements change.

    Environmental laws generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. We have incurred, and may continue to incur, such costs related to at least two of our properties.

    Although we believe our operations and properties are substantially in compliance, new laws and regulations, stricter enforcement or interpretation of existing laws and regulations or the discovery of previously unknown contamination or previously unknown off-site liability, the imposition of new clean-up requirements, or claims for property damage or personal injury arising from environmental matters could require us to incur costs or become the basis for the new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

    Legislation concerning mandatory rates of recycling, mandatory use of recycled materials, deposits or taxes on plastic packaging material or requirements that retailers or manufacturers take back packaging used for their products could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers and, therefore, have a material adverse effect on our business, financial condition and results of operations.

PRODUCT LIABILITY RISK -- WE FACE PRODUCTS LIABILITY RISK. IN ADDITION, OUR BUSINESS IS EXPOSED TO THE PRODUCTS LIABILITY RISK OF OUR CUSTOMERS.

    Because our plastic containers are used for consumer products, our business is exposed to products liability risk and the risk of negative publicity. The amount and scope of our product liability insurance may not be adequate to cover a products liability claim that is successfully asserted against us.

    In addition, we are exposed to the products liability risk and negative publicity of our customers and suppliers. Because many of our customers are carbonated soft drink, dairy, water and branded consumer products companies, with their own products liability risk, our sales may decline if any of our or our competitors' customers are sued on a products liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers' products in our containers.

INTELLECTUAL PROPERTY PROTECTION -- WE ENJOY LIMITED PROTECTION FOR OUR INTELLECTUAL PROPERTY, AND ARE SUBJECT TO A PATENT INFRINGEMENT CLAIM.

    We have a number of patents covering design and construction of our products and manufacturing equipment. Patents do not ensure that competitors will not develop competing products or infringe upon our patents, or that the patents will withstand challenge in litigation. The costs of litigation to defend our patents could be substantial and may outweigh the benefits of enforcing our rights under our patents. Patent laws of foreign countries may offer less protection than the patent laws of the United States.

    We also rely on unpatented proprietary technology, trade secrets and know-how. Others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

    In 1999, North American Container filed a lawsuit against us and 41 other defendants claiming some of our products infringe one of their patents and requesting an unspecified amount in damages. See "Business -- Legal Proceedings". Defendants prepared and filed a motion for summary disposition that will be renewed and refiled due to a ruling by the court's special master regarding claims construction, and the renewed and revised motion will be presented as is appropriate under the court's schedule. If we do not prevail in the litigation, our business and financial condition could be materially adversely affected.


ITEM 2.    PROPERTIES

    We occupy a number of owned and leased properties located throughout the United States, Brazil and Argentina for our technical centers, manufacturing plants, corporate headquarters and sales offices. We currently utilize 41 facilities, 15 of which we own and 26 of which we lease. Our interests in all of our U.S. facilities are pledged to secure our current credit facility.

    The following table lists the location, square footage, principal use and ownership interest in our facilities.

                      LOCATION                SQUARE FOOTAGE                  PRINCIPAL USE            OWNED/LEASED
             --------------------------       --------------             ----------------------        -------------
             Medina, OH                             74,000               Packaging                     Owned
                                                                         Development Center
             Jackson Center, OH                     66,000               Productivity Center           Owned
             Jackson Center, OH                    952,000               Manufacturing                 Owned
             Champaign, IL                         692,000               Manufacturing                 Owned
             East Longmeadow, MA                   263,000               Manufacturing                 Owned
             Medina, OH                            222,000               Manufacturing                 Owned
             Westland, MI                          185,000               Manufacturing                 Owned
             Paulinia, Brazil                      161,000               Manufacturing                 Owned
             Garland, TX                           113,000               Manufacturing                 Owned
             McCalla, AL                           100,000               Manufacturing                 Owned

             Dundee, MI                             85,800               Manufacturing                 Owned
             Highland, TX                           82,500               Manufacturing                 Owned
             Plant City, FL                         78,500               Manufacturing                 Owned
             Manaus, Brazil                         70,000               Manufacturing                 Owned
             Lima, OH                              127,000               Warehouse                     Owned
             Alsip, IL                             165,000               Manufacturing,                Leased
                                                                         Warehouse
             Atlanta, GA                            30,000               Manufacturing                 Leased
             Garland, TX                           200,000               Warehouse                     Leased
             Champaign, IL                         187,000               Warehouse                     Leased
             Champaign, IL                         217,000               Warehouse                     Leased
             Medina, OH                            178,000               Warehouse                     Leased
             Romulus, MI                           150,000               Warehouse                     Leased
             Houston, TX                           140,000               Warehouse                     Leased
             Houston, TX                            40,000               Warehouse                     Leased
             Dallas, TX                            108,943               Warehouse                     Leased
             Lima, OH                              100,000               Warehouse                     Leased
             Alsip, IL                             100,000               Warehouse                     Leased
             Ayer, MA                               77,000               Warehouse                     Leased
             West Springfield, MA                   68,000               Warehouse                     Leased
             Lodi, OH                               68,000               Warehouse                     Leased
             Atlanta, GA                            64,800               Warehouse                     Leased
             Atlanta, GA                            64,800               Warehouse                     Leased
             Plymouth, MI                           59,000               Warehouse                     Leased
             Champaign, IL                          43,000               Warehouse                     Leased

             Canton, MI                             35,000               Warehouse                     Leased
             Champaign, IL                          59,800               Warehouse                     Leased
             Westland, MI                           12,000               Warehouse                     Leased
             Medina, OH                              6,000               Warehouse                     Leased
             Plymouth, MI                           32,000               Truck Garage                  Leased
             Plymouth, MI                            9,000               Office                        Leased
             Plymouth, MI                           31,000               Headquarters                  Leased
                                                ----------


    We believe that our plants, which are of varying ages and types of construction, are in good condition, are suitable for our operations and generally provide sufficient capacity to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

    We are a party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability of this litigation but we believe, based on our examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to our business, financial condition or results of operations.

    In the fall of 1999, North American Container, Inc. ("NAC") filed suit in the U.S. District Court for the Northern District of Texas (Civil Action No. 3-99CV1749-D), claiming damages in an unspecified amount against Plastipak and 41 other defendants for the alleged infringement of NAC U.S. Patent No. 5,072,841. On April 4, 2000 this patent reissued as patent RE 36,639, with 14 new claims. The new claims were the primary focus of NAC's case against Plastipak and the major manufacturers, as well as major food and beverage distributors. Plastipak is spending approximately $75,000 per month to vigorously defend this suit for the alleged patent infringement of NAC's "plastic container." The claim construction phase of the litigation is coming to a close. The master proposed claim construction will eliminate a large number of bottles produced by us from consideration in the lawsuit. The court has allowed discovery. Defendants have filed a motion for summary disposition. Because the Special Master changed his position on claims construction, the court is permitting the defendants to refile the motion for summary disposition. In the event defendants fail on the summary judgment motion, our cost of defending this action for a protracted period of time could exceed $1.0 million.

    Camplas, one of Plastipak Brazil's customers, failed to pay for bottles supplied to it by Plastipak Brazil. In 1998, Plastipak Brazil filed suit for payment. In response to Plastipak Brazil's suit, Camplas filed a counterclaim alleging that the bottles were defective. Camplas seeks damages from Plastipak Brazil in the amount of approximately R$12,200,000 (reais), which as of the date of this Form 10K was approximately $3.4 million. The litigation is progressing through their legal system. We do not believe this litigation presents the risk of a material adverse effect on our business or financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANTS, COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for Plastipak Holdings common equity.


ITEM 6.    SELECTED FINANCIAL DATA

    The following selected consolidated financial data for the four fiscal years ended November 2, 2002 were derived from our audited consolidated financial statements. The following selected financial data for the year ended October 31, 1998 was derived from audited combined financial statements of the predecessor companies. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10K.

                                                                             YEAR ENDED
                                                      ------------------------------------------------------------
                                                        1998          1999        2000        2001          2002
                                                      ---------     ---------   --------    ---------     --------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
       STATEMENT OF OPERATIONS DATA:
       Total revenues..........................       $ 565,639     $ 565,527   $ 701,872   $ 809,774    $ 812,190
       Costs and expenses......................         501,644       491,009     625,691     709,013      697,001
         Gross profit..........................          63,995        74,518      76,181     100,762      115,189
       Selling, general and administrative
         expenses..............................          48,352        50,253      50,958      64,477       68,506
         Operating profit......................          15,643        24,265      25,223      36,285       46,683
       Interest expense........................          21,253        26,021      27,028      28,956       35,099
       Other expense (income)..................          (3,080)       (8,259)     (1,418)     (3,102)      (1,840)

                                                                             YEAR ENDED
                                                      ------------------------------------------------------------
                                                        1998          1999        2000        2001          2002
                                                      ---------     ---------   --------    ---------     --------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
       Earnings (loss) before income taxes,
         extraordinary item and change in accounting
         principle.............................          (2,530)        6,503        (387)     10,431       13,424
       INCOME TAXES:
         Current...............................           1,344         1,685         223       2,111           20
         Deferred..............................          (2,585)        1,967      (2,403)      1,173        4,811
                                                      ---------     ---------   ----------  ---------    ---------
                                                         (1,241)        3,652      (2,180)      3,284        4,831
       Earnings (loss) before extraordinary item and
         cumulative effect of change in accounting
         principle.............................          (1,289)        2,851       1,792       7,147        8,593
       Extraordinary item(a)...................              --        (3,794)         --          --           --
       Cumulative effect of change in accounting
         principle(b)..........................              --            --       3,125          --           --
         Net earnings (loss)...................       $  (1,289)    $    (943)     $4,917   $   7,147        8,593
                                                      ==========    =========   =========   =========    =========
       OTHER FINANCIAL DATA:
       EBITDA(c)...............................       $  51,283     $  71,915   $  68,886   $  84,099    $ 96,541
       Ratio of earnings to fixed charges(d)(e)              --         1.21x          --       1.25x        1.29x
       Ratio of net debt to EBITDA(f)..........           4.42x         3.76x       3.73x       3.32x        3.30x
       Ratio of EBITDA to interest expense.....           2.41x         2.76x       2.55x       2.90x        2.75x
       BALANCE SHEET DATA (AT END OF PERIOD):
       Working capital(g)......................       $  32,938     $  41,872   $  23,920   $  31,480    $  28,272
       Total assets............................         357,786       398,997     421,108     505,055      569,598
       Total debt..............................         231,450       278,917     260,200     333,062      387,815
       Stockholders' equity....................          31,081        17,861      22,592      29,467       37,284

----------

    (a) An extraordinary loss was recorded as a result of the early retirement of senior subordinated notes and related warrants.

    (b) A gain was recorded for a change in accounting principle due to a change in accounting for parts and supplies. Through October 30, 1999, Packaging expensed parts and supplies utilized in its manufacturing facilities. Effective October 31, 1999, these items are inventoried and are charged to expense when used. Due to increased volume of purchases of such items, management believes that this method is preferable and it provides for a better matching of revenues and expenses. The financial statements for the years preceding the fiscal year ended October 28, 2000 have not been restated. See Note N to the consolidated financial statements.

    (c) EBITDA represents earnings (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not presented as, and should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by our competitors.

    (d) The ratio of earnings to fixed charges was computed by dividing earnings
        (loss) by fixed charges. For this purpose, earnings (loss) consists of earnings (loss) before taxes extraordinary item and change in accounting principle plus the portion of rents representative of the interest factor, interest expense and capitalized interest. Fixed charges consist of interest incurred (whether expensed or capitalized), the portion of rent expense that is representative of the interest factor, and amortization of debt discount and issuance costs.

    (e) For the years ended October 31, 1998 and October 30, 2000, earnings were inadequate to cover fixed charges by $2,530 and $1,631, respectively.

    (f) Net debt equals total debt less cash and cash equivalents.

    (g) Working capital represents current assets less cash and cash equivalents minus current liabilities less short-term debt and current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the "Risk Related to Our Business" section for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

    All statements other than statements of historical fact included in this Form 10K, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories, including the impact of possible new technologies, our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The fiscal years ended November 2, 2002 and October 28, 2000 were 52 weeks long. The fiscal year ended November 3, 2001 was 53 weeks long.

Listed in the table below are our revenues and related percentages of revenue for the years ended November 2, 2002, November 3, 2001 and October 30, 2000. Our historic revenue growth has been achieved organically due to increased business with new and existing customers.

                                                                   CONSOLIDATED REVENUE BY PRODUCT CATEGORY
                                             -------------------------------------------------------------------------------
                                                   YEAR ENDED                    YEAR ENDED                YEAR ENDED
                                                 NOVEMBER 2, 2002          NOVEMBER 3, 2001 (A)         OCTOBER 28, 2000
                                             -----------------------     -----------------------     -----------------------
                                                                       (dollar amounts in thousands)
Carbonated and non-
     carbonated beverage revenue             $362,678          44.7%     $373,091          46.0%     $320,987          45.7%
Consumer cleaning revenue                    $242,106          29.8%     $233,223          28.8%     $187,966          26.8%
Food and processed juice
     revenue                                 $110,146          13.6%     $109,892          13.6%     $104,728          14.9%
Industrial, agricultural and
     automotive revenue                      $ 41,752           5.1%     $ 45,280           5.6%     $ 34,531           4.9%
Health, personal care and
     distilled spirits revenue               $ 10,999           1.4%     $ 11,089           1.4%     $ 12,498           1.8%
Other revenue (b)                            $ 44,509           5.4%     $ 37,200           4.6%     $ 41,162           5.9%
                                             --------         -----      --------         -----      --------         -----
Total revenue                                $812,190         100.0%     $809,775         100.0%     $701,872         100.0%
                                             ========         =====      ========         =====      ========         =====

            (a) The periods ended November 2, 2002 and October 28, 2000 were 52 weeks long. The period ended November 3, 2001 contained 53 weeks.

            (b) Other revenue includes Clean Tech (recycling), Whiteline
                (transportation and logistics) and other miscellaneous sources of revenue.


YEAR ENDED NOVEMBER 2, 2002 COMPARED TO YEAR ENDED NOVEMBER 3, 2001

REVENUE

    Revenue increased 0.3% to $812.2 million for the year ended November 2, 2002 while unit sales increased 5.1% for the period to 6.8 billion units compared to the year ended November 3, 2001. The relatively flat revenue growth is due to several factors. First, the year ended November 2, 2002 contained only 52 weeks, while the year ended November 3, 2001 contained 53 weeks. If 2002 revenue were restated for 53 weeks, 2002 revenue would have increased over the prior period by approximately 2.4%. Second, resin prices (which represent a significant cost of the product) have decreased in the year ended November 2, 2002 as compared to the year ended November 3, 2001. Lower resin prices were passed on to our customers in the form of lower sales prices for the products we sell. We estimate that lower resin prices resulted in approximately a $28.0 million reduction in revenue for fiscal year 2002. Finally, we exited a piece of business through an asset sale in fiscal year 2001 which resulted in lower sales revenue for fiscal year 2002.

    Revenue and unit sales increases and decreases by category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue decreased 2.8% to $362.7 million while unit sales during the year ended November 2, 2002 increased by 7.6% over the year ended November 3, 2001. Unit sales growth was attributable to the U.S. market where unit sales increased 7.6% from the period 2001. Increased business in Brazil resulted in an increase of 7.4% of unit sales over the period in 2001. Increased activity in the water market continues to drive increased unit volume. While unit sales increased, revenue declined in this category due to lower average raw material prices, a product mix shift to more single service packages that have lower selling prices, and currency devaluations in Brazil.

    - Consumer cleaning revenue increased 3.8% to $242.1 million. Unit sales increased 3.0% over the prior year. Sales growth was driven by several new packaging initiatives in this category.

    - Food and processed juices revenue increased 0.2% to $110.1 million. Unit sales during the year ended November 2, 2002 decreased 4.0% over the year ended November 3, 2001. The decrease in sales units was primarily the result of the sale of production assets in this category during the second quarter of fiscal year 2001.

    - Industrial, agricultural and automotive revenue decreased 7.8% to $41.8 million, while unit sales for the year ended November 2, 2002 increased 2.6% over the same period in 2001. New product awards in this category primarily drove unit sales growth. In addition, the market successes of large multi-use containers provided incremental volume growth in a category that is otherwise flat. Dollar sales were impacted by the change in resin pricing with revenue down for fiscal year 2002 compared to the same period in 2001.


    - Health, personal care and distilled spirits revenue decreased 0.8% to $11.0 million. Unit sales for the year ended November 2, 2002 were down 7.4% over the year ended November 3, 2001. During 2002, our exit from a piece of business in this sector resulted in the drop in sales units and revenue.


    - Other revenue increased 19.6% to $44.5 million. This increase is attributable mainly to an increase in freight, recycling, and other miscellaneous revenue.

GROSS PROFIT

    Gross profit increased 14.3% to $115.2 million for the year ended November 2, 2002. Gross profit as a percent of revenue improved to 14.2% from 12.4% in the prior period. The improvement in gross profit as a percent of revenue was partially due to lower resin costs that decreased revenue without decreasing associated gross profit. Gross profit increases were the result of improved manufacturing reliability and throughput in fiscal 2002. In addition, current process redesign initiatives helped generate increased gross profit.

    Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, substantially unaffected by these fluctuations. In general, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 6.2% to $68.5 million for year ended November 2, 2002. As a percentage of revenue, selling, general and administrative expenses increased slightly to 8.4% in the year ended November 2, 2002 from 8.0% in the year ended November 3, 2001. The increase was related to the reclassification of $1.3 million of site management wages from manufacturing expenses a $1.2 million increase related to the implementation of SAP. Increases in corporate labor contributed approximately $2.2 million to the increase. The increase in corporate labor is mainly due to compensation expense recorded for restricted stock options in the amount of approximately $2.4 million.


INTEREST EXPENSE

     Interest expense increased by 21.2% to $35.1 million. The increase was due to the sale of $275.0 million and $50 million of the 10.75% Senior Notes in August 2001 and September 2002, respectively. In addition, our debt level was approximately $54.8 million higher as compared to the prior year ending November 3, 2001.

OTHER (INCOME) AND EXPENSE

    Other income decreased by $1.3 million to $(1.8) million principally due to $0.8 decrease in sundry income and a $0.6 million decrease in foreign currency exchange rate losses that were principally related to the devaluation of the Peso in Argentina.

NET EARNINGS

    Net earnings increased by $1.5 million from net earnings of $7.1 million for the year ended November 1, 2001 to net earnings of $8.6 million for the year ended November 2, 2002. The increase in net earnings was primarily due to improvements in operating profit.

YEAR ENDED NOVEMBER 3, 2001 COMPARED TO YEAR ENDED OCTOBER 28, 2000

REVENUE

    Revenue increased 15.4% to $809.8 million for the year ended November 3, 2001. Unit sales for the year ended November 3, 2001 increased 12.6% to approximately 6.5 billion units from the year ended October 28, 2000. The increases in revenue and unit sales are due to a number of factors:

    - Carbonated and non-carbonated beverage revenue increased 16.2% to $373.1 million. Additional growth was driven by increased demand for water containers along with new business commitments in the Northeast. Also, we continue to develop the plastic beer bottle market with increased sales to several regional breweries.

    - Consumer cleaning revenue increased 24.1% to $233.2 million. The increase in revenue was attributable primarily to our sales of corrugated boxes and labels to Procter & Gamble. Procter & Gamble previously purchased corrugated boxes and labels from another supplier, but requested in June 2000 that we begin to sell these materials to them in order to streamline their production process. As a result, we now ship our plastic containers to Procter & Gamble in corrugated boxes with labels in place. Procter & Gamble simply fills and caps the containers, seals the cartons and ships the filled containers to their customers. We began this arrangement with Procter & Gamble by purchasing their existing inventory of corrugated boxes and labels, and we now purchase these items from vendors approved by Procter & Gamble. The prices we charge Procter & Gamble include an amount to cover our costs of boxing and labeling the plastic containers we sell them. We estimate that $83 million of our increased revenue for 2001 was attributable to this new arrangement with Procter & Gamble. Additional growth was attributable to broad-based volume increases across all customers within the category.

    - Food and processed juices revenue increased 4.9% to $109.9 million. This growth is attributable to increased business in juice-type products, pourable dressings, and squeezable mayonnaise containers. These volume gains were partially offset by the divestiture of volume previously supplied to Sunny Delight.

    - Industrial, agricultural and automotive revenue increased 31.1% to $45.3 million. This increase was driven by growth primarily from F Style gallons, motor oil quarts and our proprietary Handi-Grip container.

    - Health, personal care and distilled spirits revenue decreased 11.3% to $11.1 million. This decrease is attributable to reduced business activity with customers within this product category and a shift to smaller, lower priced packages within our product mix.

    - Other revenue decreased 9.6% to $37.2 million. This decrease is attributable to less project revenue with existing customers.

GROSS PROFIT

    Gross profit increased 32.3% to $100.8 million for the year ended November 3, 2001. The increase in gross profit resulted primarily from the higher sales unit volume as compared to the prior year period. Gross profit increases were also the result of improved manufacturing reliability and throughput in fiscal 2001. In addition, current process redesign initiatives generated increased gross profit.

    Gross profit as a percent of revenue improved to 12.5% from 10.9% in the prior period. The improvement in gross profit as a percent of revenue was partially due to lower resin costs which decreased revenue without decreasing associated gross profit. Gross profit as a percent of revenue was also improved by increased gross profit generated by current process redesign initiatives. Increases in gross profit as a percent of revenue were partially offset by $50.3 million of additional sales of corrugated boxes and labels to Procter and Gamble. These sales did not increase gross profit and therefore negatively affected gross profit as a percent of revenue.

    Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, substantially unaffected by these fluctuations. In general, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers by means of generally corresponding changes in product pricing. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 26.5% to $64.5 million for the year ended November 3, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 8.0% in the year ended November 3, 2001 from 7.3% in the year ended October 28, 2000. The increase was related to non-recurring charges including expenses related to the SAP implementation and an increase in our reserve for doubtful accounts by approximately $2.0 million related to our operations in South America. The increase was also the result of higher spending on property taxes, state and local taxes, deferred salary continuation, legal expenses and employee wages.

INTEREST EXPENSE

    Interest expense increased by 7.1% to $29.0 million. The increase was due to an increase in our working capital borrowings required to support our revenue growth. The increase was also due to the sale on August 20, 2001 of $275.0 million of the outstanding notes. The average interest rate for the year ended November 3, 2001 was approximately 9.44% compared to an average interest rate of approximately 8.38% for the prior period.

OTHER (INCOME) AND EXPENSE

    Other income increased to $3.1 million principally due to improvement in foreign currency exchange rates.

NET EARNINGS

    Net earnings increased $2.2 million from net earnings of $4.9 million for the year ended October 28, 2000 to net earnings of $7.1 million for the year ended November 3, 2001. This increase is largely due to increased gross profit generated by additional sales unit volume and reduced manufacturing costs and improved performance.

YEAR ENDED OCTOBER 28, 2000 COMPARED TO YEAR ENDED OCTOBER 30, 1999

REVENUE

    Overall revenue increased 24.1% to $701.9 million for the year ended October 28, 2000. This increase is primarily attributable to an increase of approximately 10% in unit volume while average resin prices significantly increased. Specifically, our revenue by product category was as follows:

    - Carbonated and non-carbonated beverage revenue increased 18% to $321.0 million. This growth is attributable to additional business from Beverage Associates Cooperative, Dr Pepper and Pepsi.

    - Consumer cleaning revenue increased 62.0% to $188.0 million. The increase in revenue was attributable primarily to our sales of corrugated boxes and labels to Procter & Gamble, which we began to sell Procter & Gamble in June 2000 in order to streamline their production process, as discussed above. We now ship our plastic containers to Procter & Gamble in corrugated boxes with labels in place. Procter & Gamble simply fills and caps the containers, seals the cartons and ships the filled containers to their customers. We estimate that $32 million of our increased revenue for 2000 was attributable to this new arrangement with Procter & Gamble. Additional growth was gained by incremental volume increases with Procter & Gamble and Reckitt Benckiser.

    - Food and processed juices revenue increased 11.0% to $104.7 million. This growth is attributable to increased business with AC Humko, Ken's Foods and Kraft Foods. Additional volume was gained through earning new business with Marzetti.


    - Industrial, automotive and agricultural revenue decreased 6.0% to $34.5 million. This decrease is attributable primarily to a weak antifreeze market during the year.

    - Health, personal care and distilled spirits revenue increased 16.0% to $12.5 million. This growth is attributable to additional volume with Johnson & Johnson and Procter & Gamble.

GROSS PROFIT

    Gross profit for the year ended October 28, 2000 increased $1.7 million to $76.2 million from the year ended October 30, 1999. This increase in gross profit resulted primarily from the higher unit sales volume as compared to the prior year period. The increase in gross profit was not in line with our 24.1% increase in revenue for this period, primarily because of sales of lower-margin corrugated boxes and labels as discussed above.

    Gross profit as a percent of revenue decreased to 10.9% as compared to 13.2% in the prior period. The decrease is partially the result of significant increases in the cost of resin from the prior period. The decrease is also the result of approximately $32.4 million of revenue generated from the sale of corrugated boxes and labels to Procter and Gamble with no contribution to gross profit. In addition, the decrease in gross profit as a percent of revenue was also caused by the additional material scrap, introduction of new products and increased transportation costs over the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 1.4% to $51.0 million in fiscal 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 7.3% from 8.9% due to increased economies of scale in our business.

INTEREST EXPENSE

    Interest expense increased 3.9% to $27.0 million. This increase is primarily due to an increase in interest rate during the period.

OTHER (INCOME) EXPENSE

    Other income decreased 83.1% to $1.4 million for fiscal 2000. This resulted primarily from the realization of an approximate $1.3 million loss from currency devaluation versus a currency gain in fiscal 1999 of $5.9 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    Through October 30, 1999, we expensed parts and supplies utilized in our manufacturing facilities. Effective October 31, 1999, these items are inventoried and are charged to expense when used. Due to the increased volume of purchases of such items, management believes that this method is preferable and it provides for a better matching of revenue and expenses. For these reasons, the after-tax cumulative effect of the change in accounting principle was $3.1 million in fiscal 2000.

NET EARNINGS (LOSS)

    Net earnings increased from a net loss of $0.9 million to net earnings of $4.9 million for fiscal 2000. The increase is primarily due to an improvement in operating profit of $1.0 million and the change in accounting principle of $3.1 million.

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

    As part of our process redesign initiatives, we are investing heavily in information systems, process management and training. We have successfully completed the implementation of phase I and phase II of our SAP enterprise software project. We expect to spend an additional $1 to $2 million in the aggregate on the remaining projects. During the year ended November 2, 2002, we spent approximately $85 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $105 million in fiscal 2003.

    We are using technology that will allow us to pursue opportunities in the beer, condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Our largest customer in Brazil, AmBev, is also the largest brewer in South America.

    Our overall financial condition improved during fiscal 2002. We had positive cash flow from operating activities of $55.4 million, which in part funded our capital expenditures of approximately $85 million. The remaining balance of capital expenditures was covered cash and cash equivalents and by financing activities.

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

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the year ended November 2, 2002, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentina customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations had a material effect on the results of operations for the year ended November 2, 2002, resulting in a loss of approximately $0.6 million. We severely curtailed shipping to Argentina given the economic crisis that country is experiencing. As a result, our exposure to Argentina is minimal as of November 2, 2002.

                         INFORMATION SYSTEMS INITIATIVE

    We completed an evaluation and assessment of our business systems and processes in the calendar year 2000. The two major activities of this evaluation included an internal effort to redesign our business practices through an initiative called "Process Redesign," and a comprehensive project to evaluate SAP enterprise resource planning software and functionality. As a result of these evaluations, we decided to purchase and install this industry-leading manufacturing and distribution software solution. As of November 2, 2002, we have completed phase I and II of the SAP implementation. We have incurred costs of approximately $9.5 million to purchase, test and install SAP hardware and software. Any additional enhancements implemented in phase III will be completed with internal resources; therefore, the costs associated with phase III are estimated at $1-2 million.

                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased 26.3% to $55.4 million for the fiscal year ended November 2, 2002 as compared to the fiscal year ended November 3, 2001. The increase in cash was primarily the result of a $6.4 million increase in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation. Net working capital and other asset and liability changes increased net cash by $3.6 million. Improved operating performance of $1.5 million also contributed to the increase in cash. For the fiscal years ended 2001, 2000 and 1999 net cash generated from operations was $43.8, $75.6 and $24.7 million, respectively. The decrease in 2001 was primarily the result of net working capital and other asset and liability changes. The increase in working capital resulted primarily from decreases in accounts payable and accounts receivable. The reductions were partially offset by improved operating performance with net earnings increasing $2.2 million from fiscal 2000. The decrease was also offset by an increase in depreciation and amortization of $2.5 million from fiscal 2000. The reduction was also offset by increased deferred tax expense of $2.0 million from fiscal 2000. The increase in 2000 was primarily the result of net working capital an other asset an liability improvements that increased net cash $46.3 million from 1999.

    Net cash used in investing activities was $89.6 million and $52.8 million for fiscal 2002 and 2001, respectively. Investing activities were primarily attributed to the acquisition of property and equipment. For the years ended November 2, 2002 and November 3, 2001, property and equipment acquisitions were $84.6 million and $56.0 million, respectively. For the fiscal years 2001, 2000, and 1999 net cash used in investing activities was $52.8, $55.7, and $38.1 million, respectively. Investing activities were primarily attributed to the acquisition of property and equipment. In 2001, 2000, and 1999 property and equipment acquisitions were $56.0, $58.0, and $61.0 million, respectively.

    Net cash (used in) provided from financing activities was $50.4 million and $59.1 million for the years ended November 2, 2002 and November 3, 2001, respectively. In the year ended November 2, 2002, net cash of $9.1 million was used to make principal payments on long-term obligations. The use of cash was primarily offset by net proceeds from long-term obligations of $58.7 million. In the year ended November 2, 2002, net cash provided from borrowings was partially used to finance property and equipment acquisitions. The remaining net cash provided from borrowings will be used for general corporate purposes, including working capital and capital expenditures in fiscal year 2003. For the fiscal years 2001, 2000, and 1999 net cash (used in) provided from financing activities was $59.1, $(25.0), and $16.9 million, respectively. In 2001, cash provided from borrowings was partially used to finance property and equipment acquisitions. In 2000, cash was used to pay $15.4 million of long-term obligations, $7.0 million of revolving credit facility debt, and pay capitalized loan costs of $2.6 million. In 1999, net cash provided from borrowings was used to finance property and equipment acquisitions.

    On August 20, 2001 and September 25, 2002, we sold an aggregate total principal amount of $275 million and $50 million, respectively, of 10.75% Senior Notes to qualified institutional buyers. The notes have a maturity date of September 2011, and we have the option to redeem all or a portion of the notes at any time on or after September 1, 2006. Interest under the notes is payable on September 1 and March 1 of each year. The indenture under which the notes were issued places restrictions on our ability to declare or pay dividends, purchase or acquire equity interests of Plastipak, and retire indebtedness that is subordinate to the notes. The notes also have covenants that place restrictions on the incurrence of debt, the issuance of stock, and granting of liens.

      The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. We intend to use the net proceeds from the September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

    On August 20, 2001, in conjunction with the Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of November 2, 2002, $54.1 million in letters of credit were outstanding under the Amended Credit Agreement and we had $95.9 million available for borrowing.

    Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2003 is approximately $105 million and $90 million in 2004, a majority of which is expected to be discretionary capital expenditures. Our new site in Florida began production in December 2002. Additionally, we expect to have a new site in Alabama start up in the first half of fiscal 2003. We expect to finance all of our capital expenditures with operating cash flows and the net proceeds of the offering of $50.0 million principal amount of 10.75% Senior Notes due 2011 that closed in September 2002, and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    In conjunction with negotiations with a major customer for a substantial expansion of new business and extension of our current business, we have agreed in principle to significant price reductions over a five-year period that will begin in May 2003. We believe we will be able to partially or fully offset the negative effect on our margins of these price reductions with the expansion of our business with this customer and making more efficient the manufacturing process associated with our business. If we are unable to offset the effects of these price reductions through the expansion of our business with this customer and through manufacturing products more efficiently, or otherwise offset the effects of such price reductions, our margins will likely be materially adversely affected.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of November 2, 2002, we had approximately $69.7 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                          CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company's financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operations that require significant management estimates and judgments are discussed below.

     The Company provides for losses on accounts receivable based upon their current status, historical experience and management's evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company's allowance for doubtful accounts.

     Property, plant and equipment are recorded at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. Long-lived assets are tested for impairment annually and when an event occurs that indicates an impairment may exist.

                       IMPACT OF NEW ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed periodically for potential impairment. The standard will be effective for the fiscal year beginning November 3, 2002.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The standard will be effective for the fiscal year beginning November 3, 2002.

     The Company expects that the adoption of these standards will not have a material impact on its financial position or results from operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

         At November 2, 2003 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

    On July 16, 2002, we entered into an interest rate swap agreement. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% on a notional amount of $100,000,000 for variable rate interest. The variable rate was equal to six month LIBOR plus 5.165%. On September 11 2002, pursuant to an agreement with the bank to terminate the interest rate swap agreement; we received approximately $3.0 million cash. The proceeds were used to finance capital expenditures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (PENDING GRANT THORNTON)

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDING NOVEMBER 2, 2002,
NOVEMBER 3, 2001 AND OCTOBER 28, 2000

                                    CONTENTS



                                                                                                   PAGE
                                                                                                   ----
Report of Independent Certified Public Accountants...............................................    29

FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of November 2, 2002 and November 3, 2001......................    30

    Consolidated Statements of Earnings for the years ended November 2, 2002,
       November 3, 2001 and October 28, 2000.....................................................    32

    Consolidated Statements of Stockholders' Equity for the years ended November 2,
       2002, November 3, 2001 and October 28, 2000...............................................    33

    Consolidated Statements of Cash Flows for the years ended November 2, 2002,
       November 3, 2001 and October 28, 2000.....................................................    34

    Notes to the Consolidated Financial Statements...............................................    36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Plastipak Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Plastipak Holdings, Inc. and Subsidiaries as of November 2, 2002 and November 3, 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended November 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastipak Holdings, Inc. and Subsidiaries as of November 2, 2002 and November 3, 2001 and the results of their operations and their cash flows for each of the three years in the period ended November 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L, the accompanying consolidated financial statements for the year ended November 3, 2001 and October 28, 2000 have been adjusted to reflect an obligation for awards issued under a stock bonus plan. As discussed in Note N to the consolidated financial statements, during the year ended October 28, 2000, the Company changed its method of accounting for the purchase of parts and supplies used in its manufacturing facilities.

We have also audited Schedule II of Plastipak Holdings, Inc. and Subsidiaries for the years ended November 2, 2002, November 3, 2001 and October 28, 2000. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP




Southfield, Michigan
January 8, 2003

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    NOVEMBER 2,         NOVEMBER 3,
                                     ASSETS                                            2002                2001
                                                                                    -----------         -----------
CURRENT ASSETS
    Cash and cash equivalents                                                     $  69,696,262       $  53,483,389
    Accounts receivable
       Trade (net of allowance of $2,166,430 and $6,111,236
           at November 2, 2002 and November 3, 2001)                                 46,086,007          48,906,619
       Related parties                                                                6,228,360           6,695,143
                                                                                    -----------         -----------
                                                                                     52,314,367          55,601,762

    Prepaid expenses                                                                  8,523,505          10,154,635
    Inventories                                                                      78,730,293          77,930,887
    Prepaid federal income taxes                                                      3,808,730           1,100,000
    Deferred income taxes                                                             2,732,000           6,437,000
    Other current assets                                                              4,427,893           5,202,346
                                                                                    -----------         -----------
                 Total Current Assets                                               220,233,050         209,910,019

PROPERTY, PLANT AND EQUIPMENT -- NET                                                310,913,565         270,382,231



OTHER ASSETS
    Cash surrender value of life insurance                                            1,788,374           1,650,845
    Deposits                                                                         15,711,204           6,066,405
    Capitalized loan costs (net of accumulated amortization
       of $1,729,634 and $267,508 at November 2, 2002 and
       November 3, 2001)                                                             11,261,613          10,679,904
    Intangible assets, (net of accumulated amortization of
       $9,376,000 and $7,447,400 at November 2, 2002
       and November 3, 2001)                                                          8,768,184           3,282,302
    Prepaid expenses                                                                    910,466             553,235
    Note receivable                                                                      11,894           2,529,736
                                                                                    -----------         -----------
                 Total Other Assets                                                  38,451,735          24,762,427
                                                                                    -----------         -----------
                                                                                  $ 569,598,350       $ 505,054,677
                                                                                    ===========         ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                    NOVEMBER 2,         NOVEMBER 3,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2002                2001
                                                                                    -----------         -----------
CURRENT LIABILITIES
    Accounts payable
       Trade                                                                      $  89,505,818       $  95,498,517
       Related parties                                                                  717,517             150,664
                                                                                    -----------         -----------
                                                                                     90,223,335          95,649,181

    Current portion of long-term obligations                                          5,180,231           6,615,597
    Accrued liabilities
       Taxes other than income                                                        4,943,876           4,454,849
       Other accrued expenses                                                        25,709,607          23,761,086
       Income taxes                                                                   1,388,244           1,081,560
                                                                                    -----------         -----------
                 Total Current Liabilities                                          127,445,293         131,562,273

SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT/PREMIUM)
    OF ($2,501,893) AND $4,056,688 AT NOVEMBER 2, 2002
    AND NOVEMBER 3, 2001, RESPECTIVELY                                              327,501,893         270,943,312

LONG-TERM OBLIGATIONS                                                                55,132,393          55,503,756

DEFERRED INCOME TAXES                                                                12,344,000          11,238,000

OTHER NON-CURRENT LIABILITIES                                                         3,785,884           3,399,352

OBLIGATIONS UNDER STOCK BONUS PLAN                                                    6,104,850           2,941,320

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000 shares authorized;
       28,316 and 27,753 shares issued and outstanding,
        respectively                                                                     28,316              27,753
    Retained earnings                                                                37,255,721          29,438,911
                                                                                    -----------         -----------
                 Total Stockholders' Equity                                          37,284,037          29,466,664
                                                                                    -----------         -----------
                                                                                  $ 569,598,350       $ 505,054,677
                                                                                    ===========         ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                      YEARS ENDED
                                                                     ----------------------------------------------
                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                     (52 WEEKS)       (53 WEEKS)        (52 WEEKS)
                                                                     -----------      -----------       -----------
Revenues                                                            $812,190,068     $809,774,598      $701,872,292

Costs and expenses                                                   697,000,995      709,012,933       625,691,371
                                                                     -----------      -----------       -----------
              Gross profit                                           115,189,073      100,761,665        76,180,921

Selling, general and administrative expenses                          68,505,788       64,476,989        50,958,192
                                                                     -----------      -----------       -----------
              Operating profit                                        46,683,285       36,284,676        25,222,729

Other expense (income)
    Equity in affiliate earnings                                             -            (38,437)         (200,078)
    Interest expense                                                  35,099,265       28,955,895        27,027,534
    Interest income                                                   (1,221,145)        (915,237)         (526,105)
    Royalty income                                                      (760,857)        (883,599)       (1,008,694)
    (Gain) loss on foreign currency translation                          128,510         (468,105)        1,297,853
    Sundry                                                                13,702         (797,217)         (981,075)
                                                                     -----------      -----------       -----------
                                                                      33,259,475       25,853,300        25,609,435
                                                                     -----------      -----------       -----------
Earnings (loss) before income taxes and
    cumulative effect of change in accounting
    principle                                                         13,423,810       10,431,376          (386,706)

Income tax expense (benefit)
    Current                                                               20,000        2,111,000           223,000
    Deferred                                                           4,811,000        1,173,000        (2,403,000)
                                                                     -----------      -----------       -----------
                                                                       4,831,000        3,284,000        (2,180,000)
                                                                     -----------      -----------       -----------
              Earnings before cumulative effect of
                 change in accounting principle                        8,592,810        7,147,376         1,793,294

Cumulative effect of change in accounting principle
    (net of income taxes of $1,610,000)                                      -                -           3,124,946
                                                                     -----------      -----------       -----------
                 Net earnings                                       $  8,592,810     $  7,147,376      $  4,918,240
                                                                     ===========      ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       COMMON          RETAINED
                                                                       STOCK           EARNINGS           TOTAL
                                                                      --------       ------------      ------------
Balance, October 30, 1999, as previously
    reported (Note L)                                                 $ 27,753       $ 20,228,295      $ 20,256,048

Adjustment to reflect obligations under stock
    bonus plan                                                             -           (2,395,000)       (2,395,000)
                                                                      --------       ------------      ------------
                                                                        27,753         17,833,295        17,861,048

Net earnings                                                               -            4,918,240         4,918,240

Increase in stock redemption value (Note L)                                -             (187,000)         (187,000)
                                                                      --------       ------------      ------------
Balance, October 28, 2000                                               27,753         22,564,535        22,592,288

Net earnings                                                               -            7,147,376         7,147,376

Increase in stock redemption value (Note L)                                -             (273,000)         (273,000)
                                                                      --------       ------------      ------------
Balance, November 3, 2001                                               27,753         29,438,911        29,466,664

Net earnings                                                               -            8,592,810         8,592,810

Issuance of 563 shares of common stock                                     563                -                 -

Increase in stock redemption value                                         -             (776,000)         (776,000)
                                                                      --------       ------------      ------------
Balance, November 2, 2002                                             $ 28,316       $ 37,255,721      $ 37,284,037
                                                                      ========       ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED
                                                                     ----------------------------------------------
                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                     (52 WEEKS)       (53 WEEKS)        (52 WEEKS)
                                                                    ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                    $  8,592,810     $  7,147,376      $  4,918,240
    Adjustments to reconcile net earnings
       to net cash provided by operating activities
          Depreciation and amortization                               48,017,593       44,711,621        42,166,057
          Interest expense on senior notes
              discount/premium                                           296,582           82,062               -
          Stock Bonus Plan                                             2,387,530              -              79,076
          Bad debt (recovery) expense                                  1,762,463        3,714,141           405,855
          Deferred salaries                                              403,832        1,264,000           625,000
          Deferred income tax expense (benefit)                        4,811,000        1,173,000          (793,000)
          (Gain) loss on sale of equipment                               (39,253)          10,862           130,853
          Loss on investment in affiliate                                    -            722,413               -
          Equity in earnings affiliates'                                     -            (38,437)         (200,078)
          Change in accounting principle                                     -                -          (4,734,946)
          Foreign currency translation (gain) loss                    (2,660,787)      (3,096,129)          520,592
          Changes in assets and liabilities:
              Decrease (increase) in accounts
                 receivable                                            3,692,593       11,243,219       (16,474,321)
              (Increase) in inventories                                 (799,406)     (12,047,595)       (3,776,880)
              Decrease (increase) in prepaid
                 expenses and other current assets                     1,594,282       (4,385,648)          225,211
              (Increase) decrease in cash surrender
                 value                                                  (137,529)         (83,765)           52,440
              (Increase) decrease in prepaid federal
                 income taxes                                         (2,708,730)        (829,366)        5,885,565
              (Increase) decrease in deposits                         (9,644,799)      (2,060,410)       10,374,903
              Increase in other liabilities                            2,392,731        6,307,863         9,202,787
              (Decrease) increase in accounts payable                 (5,425,846)      (8,807,414)       26,621,838
              Decrease (increase) in sundry                            2,517,842       (2,108,758)          222,887
              Increase in income taxes                                   306,684          920,560           161,000
                                                                    ------------     ------------      ------------
                 Net cash provided by operating
                    activities                                        55,359,592       43,839,595        75,613,079
CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                            (82,148,295)     (50,469,057)      (54,694,075)
    Acquisition of intangible assets                                  (7,414,600)      (2,287,917)       (1,008,084)
                                                                    ------------     ------------      ------------
                 Net cash used in investing activities               (89,562,895)     (52,756,974)      (55,702,159)


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                                                                                      YEARS ENDED
                                                                     ----------------------------------------------
                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                     (52 WEEKS)       (53 WEEKS)        (52 WEEKS)
                                                                    ------------     ------------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
       Net borrowings (repayments) under
          revolving credit facility                                    5,381,858     (174,547,855)       (7,018,557)
       Payments on long-term obligations                              (9,103,298)     (29,265,504)      (15,362,913)
       Proceeds from long-term obligations                            53,271,503      273,142,417               -
       Settlement of interest rate swap                                3,012,000              -                 -
       Issuance of common stock                                              563              -                 -
       Capitalized loan costs                                         (2,146,450)     (10,275,260)       (2,629,549)
                                                                    ------------     ------------      ------------
                 Net cash provided by (used in)
                    financing activities                              50,416,176       59,053,798       (25,011,019)
                                                                    ------------     ------------      ------------
Net increase (decrease) in cash                                       16,212,873       50,136,419        (5,100,099)
Cash and cash equivalents at beginning
    of period                                                         53,483,389        3,346,970         8,447,069
                                                                    ------------     ------------      ------------
Cash and cash equivalents at end of period                          $ 69,696,262     $ 53,483,389      $  3,346,970
                                                                    ============     ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income taxes                                      $  2,475,000     $  2,120,000      $    240,000
                                                                    ============     ============      ============
    Cash paid for interest                                          $ 37,600,000     $ 26,500,000      $ 25,000,000
                                                                    ============     ============      ============
SUPPLEMENTAL NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Acquisition of equipment through
          the assumption of long-term obligations                   $  2,413,850     $  5,491,086      $  3,099,382
                                                                    ============     ============      ============
       Increase in Obligation Under Stock
           Bonus Plan                                               $    776,000     $    273,000      $    187,000
                                                                    ============     ============      ============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several companies which were under common control. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), W.P. Young Marketing, TABB Investments, Inc., Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company which serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Clean Tech and Whiteline. Plastipak Brazil produces injection-molded plastic performs, blow molds rigid plastic packaging in Paulinia and Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

FISCAL PERIOD

Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The periods ended November 2, 2002 and October 28, 2000 contained 52 weeks. The period ended November 3, 2001 contained 53 weeks.

CASH EQUIVALENTS

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Plastipak provides an allowance for losses on accounts receivable based on a review of the current status of existing receivables, historical collection experience and management's evaluation of the effect of existing economic conditions.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided principally on the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the lesser of the useful lives of the improvements or the terms of the various leases.

Interest costs associated with construction in process of approximately $1,418,000, $1,550,000 and $1,362,000 were capitalized during the years ending November 2, 2002, November 3, 2001 and October 28, 2000, respectively.

CAPITALIZED LOAN COSTS

Capitalized loan costs are amortized over the term of the related debt agreement.

INTANGIBLE ASSETS

Periodically, Packaging acquires exclusive manufacturing contracts from a customer. Consideration paid by Packaging for these arrangements is recorded as an intangible asset and amortized over the term of the related contract. Other intangibles relate to Brazil short falls on previous contracts which are being amortized over the life of the new contract.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SELF-INSURANCE

Plastipak is self-insured for health costs and workers' compensation up to a certain stop loss level. The estimated liability is based upon a review by Plastipak and an independent broker of claims filed and claims incurred but not reported.

STOCK-BASED COMPENSATION

For options granted to employees, the Company follows the provisions of Accounting Principles Board No. 25, accounting for stock issued to employees, and accordingly, recognizes compensation expense for option grants where the purchase price is less than the fair market value at the date of grant.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Plastipak's financial instruments include accounts receivable, accounts payable and long-term obligations. The carrying amounts of financial instruments approximate their fair values.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs were approximately $8,600,000, $7,100,000 and $6,300,000, respectively for the years ended November 2, 2002, November 3, 2001 and October 28, 2000, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency for Plastipak Brazil is the U.S. dollar. The financial statements for Plastipak Brazil are maintained in the functional currency. Gains and losses associated with exchange rate fluctuations are reflected in operations.

INDUSTRY SEGMENTS

Plastipak reports information about operating segments pursuant to SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Plastipak is organized and managed on a geographic basis in two operating segments: North America and South America. See Note P.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order for them to conform to the 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed periodically for potential impairment. The standard will be effective for the fiscal year beginning November 3, 2002.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard will be effective for the fiscal year beginning November 3, 2002.

The Company expects that the adoption of these standards will not have a material impact on its financial position or results from operations.

NOTE B - INVENTORIES

Inventories consisted of the following at:

                                                                     NOVEMBER 2,      NOVEMBER 3,
                                                                        2002             2001
                                                                    ------------     ------------
                  Raw materials                                      $29,585,642      $28,166,931
                  Finished goods                                      37,753,695       38,922,590
                  Parts and supplies                                  11,390,956       10,841,366
                                                                    ------------     ------------
                                                                     $78,730,293      $77,930,887
                                                                    ============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE C -- PROPERTY, PLANT AND EQUIPMENT

The principal categories of property, plant and equipment are as follows:

                                                                                    NOVEMBER 2,        NOVEMBER 3,
                                                                                       2002               2001
                                                                                   -------------      -------------
Land                                                                                $  6,974,961       $  4,547,843
Buildings                                                                             73,969,116         64,031,367
Machinery and equipment                                                              358,790,352        306,268,181
Tooling                                                                               80,733,626         72,898,842
Automobiles, trucks and trailers                                                       3,702,463          3,120,292
Furniture and fixtures                                                                 2,805,098          2,706,263
Lease acquisition costs                                                                  299,293            299,293
Computers                                                                             19,153,629         14,552,961
Leasehold improvements                                                                26,621,058         26,127,775
Construction in process                                                               30,137,512         28,970,148
                                                                                   -------------      -------------
                                                                                     603,187,108        523,522,965
Less accumulated depreciation and amortization                                       292,273,543        253,140,734
                                                                                   -------------      -------------
                                                                                    $310,913,565       $270,382,231
                                                                                   =============      =============

Construction in process represents expenditures for assets which have not been placed in service. No depreciation or amortization expense is taken on these assets until they become operational.

Depreciation and amortization for property, plant and equipment was approximately $44,000,000, $41,000,000 and $40,000,000 for the years ended
November 2, 2002, November 3, 2001 and October 28, 2000, respectively.

NOTE D -- LONG-TERM OBLIGATIONS

                                                                                      NOVEMBER 2,        NOVEMBER 3,
                                                                                         2002               2001
                                                                                     ------------       ------------
Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $150,000,000. Interest is payable quarterly at Eurodollar or prime-based rates which varied from 4.75% to 5.50% at November 2, 2002. Principal is due on
August 20, 2006. The Company is required to pay facility and agency fees during
the year. The facility is secured by all assets of Plastipak.                        $         -        $         -

Notes payable to banks with interest rates varying from 3.5% to 12%, and are due at various times through August 2006.  Borrowings are collateralized by
letters of credit.                                                                    50,956,307         45,972,834

Notes payable with interest rates varying from 2.4% to 7.5% due in various installments at various dates through 2005, collateralized by certain
equipment and, in part, by letters of credit.                                          2,573,822          8,369,865

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE D -- LONG-TERM OBLIGATIONS (CONTINUED)

                                                                                     NOVEMBER 2,        NOVEMBER 3,
                                                                                        2002               2001
                                                                                     -----------        -----------
Subordinated notes payable to former stockholders due in
monthly installments ranging from $7,670 to $26,850, plus
interest ranging from 6% to 10%.  Notes are due through
October 2003.                                                                            107,400        $ 1,040,300

Other                                                                                  6,675,095          6,736,354
                                                                                     -----------        -----------
                                                                                      60,312,624         62,119,353
                 Less current portion                                                  5,180,231          6,615,597
                                                                                     -----------        -----------
                                                                                     $55,132,393        $55,503,756
                                                                                     ===========        ===========

Minimum principal payments on long-term obligations to maturity as of November 2, 2002 are as follows:

                                    2003                                             $ 5,180,231
                                    2004                                               2,575,968
                                    2005                                               1,208,043
                                    2006                                              51,348,382
                                                                                     -----------
                                                                                     $60,312,624
                                                                                     ===========

The revolving credit facility contains various covenants pertaining to maintenance of net worth and debt to equity ratios and various other restrictions.

At November 2, 2002 and November 3, 2001, Plastipak has outstanding letters aggregating $54,100,000 and $53,100,000, respectively.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000


NOTE E -- SENIOR NOTES

In August 2001 and September 2002, the Company issued $275,000,000 and $50,000,000, respectively of 10.75% senior notes due in 2011. Interest is payable semi-annually. The indentures under which the notes were issued place restrictions on the payment of dividends, the acquisition of our common stock, the payment of indebtedness that is subordinate to the notes, asset sales, and the incurrence of debt and issuance of preferred stock. The senior notes are unconditionally guaranteed by all of the Company's domestic subsidiaries. Prior to September 1, 2004, subject to certain limitations, in the event of a common stock offering, the Company may redeem up to 35% of the outstanding notes at a redemption price of 110.75% of the principal amount plus accrued interest. After September 1, 2006, the Company may redeem all or any portion of the outstanding notes at premiums which decline from 105.375% at September 1, 2006 to 101.792% at September 1, 2008. On or after September 1, 2009, the notes may be redeemed at par. The net proceeds received, after underwriting discounts and other fees and expenses, were approximately $263,200,000 and $51,800,000 for the years ending November 3, 2001 and November 2, 2002, respectively.

The carrying amount of the senior notes were approximately $327,500,000 and $271,000,000 as of November 2, 2002 and November 1, 2001, respectively. Based upon current market rates primarily provided by outside investment bankers, the fair value of the senior notes at November 2, 2002 and November 1, 2001 was estimated at $334,000,000 and $288,578,000, respectively.

NOTE F -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On September 11, 2002 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreement, the bank paid the Company $3,012,000 which has been recorded as an increase in the senior notes and will be amortized over the term of the notes.

                   PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE G -- INCOME TAXES

The components of earnings (loss) before income taxes and cumulative effect are as follows:

                                                                                       YEARS ENDED
                                                                    -----------------------------------------------
                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                    ------------     ------------      ------------
                  United States                                     $ 26,225,605     $ 23,957,855      $  5,572,834
                  Foreign                                            (12,801,795)     (13,526,479)       (5,959,540)
                                                                    ------------     ------------      ------------
                                                                    $ 13,423,810     $ 10,431,376      $   (386,706)
                                                                    ============     ============      ============

Deferred income tax assets and liabilities consist of the following:

                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                    ------------     ------------      ------------
Deferred tax assets:
    Net operating loss carryforwards                                $  2,852,000     $  2,254,000      $  4,755,000
    Insurance                                                                -          1,122,000           979,000
    Allowance for doubtful accounts                                    1,020,000        2,077,000         1,200,000
    Vacation                                                             117,000          229,000           192,000
    Inventory                                                            577,000          589,000            44,000
    Restricted stock options                                             367,000          368,000           368,000
    Accrued expenses                                                   1,313,000          575,000         1,381,000
    Foreign tax credit                                                 1,007,000          901,000           901,000
    Contributions                                                         78,000              -              56,000
    Deferred salary                                                      912,000          775,000           483,000
    U.S. tax credits                                                   5,924,000        5,797,000         3,861,000
    Deposits received                                                        -          1,278,000               -
    Loss in affiliates                                                   139,000              -                 -
    Interest swap                                                        995,000              -                 -
                                                                    ------------     ------------      ------------
                                                                      15,301,000       15,965,000        14,220,000
Deferred tax liabilities:
    Earnings in affiliates                                                   -           (513,000)         (194,000)
    Depreciation                                                     (21,546,000)     (15,266,000)      (13,059,000)
    Repairs and maintenance                                             (461,000)             -                 -
    Foreign exchange gain                                             (1,543,000)      (1,543,000)       (1,460,000)
    Capitalized interest                                                (183,000)        (183,000)         (183,000)
    Parts and supplies inventory                                        (212,000)      (2,861,000)       (2,552,000)
    Prepaids                                                            (402,000)             -                 -
    VEBA                                                                (346,000)             -                 -
    Other                                                               (220,000)        (400,000)         (400,000)
                                                                    ------------     ------------      ------------
                                                                     (24,913,000)     (20,766,000)      (17,848,000)
                                                                    ------------     ------------      ------------
Net deferred tax liability                                          $ (9,612,000)    $ (4,801,000)     $ (3,628,000)
                                                                    ============     ============      ============

Net operating loss carryforwards expire in years ending through 2022.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE G -- INCOME TAXES (CONTINUED)

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings or losses before income taxes and cumulative effect is as follows:

                                                                                       YEARS ENDED
                                                                    -----------------------------------------------
                                                                     NOVEMBER 2,      NOVEMBER 3,       OCTOBER 28,
                                                                        2002             2001              2000
                                                                    ------------     ------------      ------------
Expected federal income tax (benefit)                               $  4,565,000     $  3,547,000      $   (115,000)
Effect of non-deductible items                                           643,000           46,000            69,000
Research and experimentation credits                                    (300,000)        (320,000)       (2,200,000)
Foreign tax credit                                                      (167,000)             -            (100,000)
Other                                                                     90,000           11,000           166,000
                                                                    ------------     ------------      ------------
                                                                    $  4,831,000     $  3,284,000      $ (2,180,000)
                                                                    ============     ============      ============

NOTE H -- COMMITMENTS

Plastipak leases office, equipment and warehouse and manufacturing facilities under operating leases which expire at various dates through 2008. Long-term lease commitments are as follows:

                                         YEAR ENDING
                                         -----------
                                            2003                                      $25,585,217
                                            2004                                       16,106,886
                                            2005                                       11,996,419
                                            2006                                        6,221,783
                                            2007                                        2,484,444
                                            Thereafter                                  1,524,331

The total rent expense for the years ended November 2, 2002, November 3, 2001 and October 28, 2000 was approximately $31,132,000, $36,154,000 and $42,411,000, respectively.

NOTE I -- RELATED PARTY TRANSACTIONS

Included in revenues for the periods ended November 2, 2002, November 3, 2001 and October 28, 2000 are approximately $17,834,000, $20,363,000 and $16,083,000, respectively, of sales to companies affiliated through common ownership. Included in accounts receivable at November 2, 2002 and November 3, 2001 are approximately $6,228,000 and $6,695,000, respectively, of receivables from these companies.


A company affiliated through common ownership provides engineering services and customizes machinery. During the fiscal years ended 2002, 2001 and 2000, Packaging was invoiced $5,500,000, $2,385,000 and $6,673,000, respectively.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000




NOTE J -- PROFIT SHARING/401(k) PLAN

Plastipak has a profit sharing plan and a 401(k) plan which cover substantially all employees. The profit sharing expense for the periods ended November 2, 2002, November 3, 2001 and October 28, 2000 was approximately $2,505,000, $2,365,000 and $1,930,000, respectively.

NOTE K -- MAJOR CUSTOMERS

During the years ended November 2, 2002 and November 3, 2001 one customer in each year generated revenues representing approximately 25% and 23% of total revenues, respectively. Accounts receivable for this customer at November 2, 2002 and November 3, 2001, amounted to approximately $5,979,000 and $2,483,000, respectively.

NOTE L -- STOCK COMPENSATION PLANS

Plastipak sponsors two Restricted Stock Bonus Plans. Pursuant to the terms of the Amended and Restated Stock Bonus Plan the Company has reserved 5,450 common shares for issuance. Vesting under the plan ranges from 0-5 years at the discretion of the Board of Directors. Pursuant to the terms of awards granted in 1985, 1,379 shares had been acquired pursuant to the terms of this plan. At November 3, 2001 and October 28, 2000 there were options outstanding to acquire 1,199 shares at a normal per share price. During the year ended November 2, 2002 the Company granted options to acquire an additional 872 shares, and options for 263 shares were exercised. At November 2, 2002, options to acquire 1,808 shares were outstanding.

The Company adopted the 2002 Restricted Stock Bonus Plan on October 16, 2002. Pursuant to the terms of this plan, the Company has reserved 5,450 shares for issuance of which options to acquire 1,000 shares were granted at a nominal per share price. The options vest over a period from 0-10 years at the discretion of the Board of Directors. During the year certain employees exercised options to acquire 300 shares of common stock.

Each of the above referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation. The $2,395,000 adjustment to retained earnings as of October 31, 1999 represents the stipulated value of the shares underlying the awards at that date. Increases in the per share redemption value in 2000, 2001 and 2002, of $187,000, $273,000 and $776,000, respectively, associated with the 1,379 shares referred to above are treated as a reduction of retained earnings and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the year ended November 3, 2002 is $2,387,530 representing the excess of the redemption value over the exercise price for options granted during the year and the increase in redemption value associated with unexercised options.

Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under the provisions of FAS 123.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE M -- SALARY CONTINUATION PLAN

Packaging sponsors a nonqualified salary continuation plan that provides for the payment of normal retirement and death benefits, and in some cases early retirement benefits, to participants, as specified in the participant's adoption agreement. An adoption agreement between the participant and Packaging sets forth the age, years of service and other requirements a participant must attain in order to receive a particular benefit. The plan provides a monthly benefit, as defined by the participants' contract for a stated period of time, upon reaching the age of 65. This Plan is noncontributory, although certain life insurance policies have been acquired for the purpose of funding these benefits. The life insurance policies are not assets of the Plan. The accumulated postretirement obligation for the periods ended November 2, 2002 and November 3, 2001 was approximately $3,088,000 and $2,680,000, respectively.

NOTE N -- CHANGE IN ACCOUNTING PRINCIPLE

Through October 30, 1999, Plastipak expensed parts and supplies utilized in its manufacturing facilities. Effective during the year ended October 28, 2000, these items are inventoried and are charged to expense when used. Due to the increased volume of purchases of such items, management believes that this method is preferable and it provides for a better matching of revenues and expenses.

The effect of this change in accounting principle in 2000 was to increase earnings before cumulative effect of change in accounting principle by approximately $1,836,000.

NOTE O -- LEGAL PROCEEDINGS

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

NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE
SEGMENTS

The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of November 2, 2002 and November 3, 2001 and the three years in the period ending November 3, 2002, of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

(2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 2, 2002

                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION       TOTAL
                                                ------------    ------------    ------------    ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                   $ 44,619,480    $ 22,888,938    $  2,187,844    $        -     $ 69,696,262
    Accounts receivable                            5,086,992      44,941,401       8,757,490      (6,471,516)    52,314,367
    Prepaid expenses                                     -         6,273,988       2,249,517             -        8,523,505
    Inventories                                          -        62,985,057      15,745,236             -       78,730,293
    Prepaid federal income taxes                     796,000       3,012,730             -               -        3,808,730
    Deferred income taxes                         (2,019,000)      2,226,000       2,525,000             -        2,732,000
    Other current assets                                 -         4,057,036         370,857             -        4,427,893
                                                ------------    ------------    ------------    ------------   ------------
              Total current assets                48,483,472     146,385,150      31,835,944      (6,471,516)   220,233,050

PROPERTY, PLANT AND EQUIPMENT -- NET                     -       255,598,323      55,715,242        (400,000)   310,913,565
OTHER ASSETS
    Cash surrender value of life insurance               -         1,788,374             -               -        1,788,374
    Deposits                                             -        15,711,204             -               -       15,711,204
    Investments in and advances to affiliates    316,666,208    (254,504,681)            -       (62,161,527)           -
    Capitalized loan costs                         1,155,757      10,105,856             -               -       11,261,613
    Intangible assets                                    -         4,504,210       4,263,974             -        8,768,184
    Deferred tax asset                               (86,000)         86,000             -               -              -
    Prepaids                                             -           910,466             -               -          910,466
    Note receivable                                      -         5,011,894             -        (5,000,000)        11,894
                                                ------------    ------------    ------------    ------------   ------------
              Total other assets                 317,735,965    (216,386,677)      4,263,974     (67,161,527)    38,451,735
                                                ------------    ------------    ------------    ------------   ------------
              Total assets                      $366,219,437    $185,596,796    $ 91,815,160    $(74,033,043)  $569,598,350
                                                ============    ============    ============    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 2, 2002


                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
    Accounts payable                           $         -      $  65,472,597    $  31,222,254    $  (6,471,516)   $  90,223,335
    Current portion of long-term liabilities             -          3,459,728        1,720,503              -          5,180,231
    Taxes other than income                              -          4,392,901          550,975              -          4,943,876
    Deferred income tax liability                   (118,000)         118,000              -                -                -
    Income taxes                                    (168,440)       1,556,684              -                -          1,388,244
    Other accrued expenses                         5,481,483       16,638,057        3,590,067              -         25,709,607
                                               -------------    -------------    -------------    -------------    -------------
              Total current liabilities            5,195,043       91,637,967       37,083,799       (6,471,516)     127,445,293

SENIOR NOTES                                     331,146,037       (3,644,144)             -                -        327,501,893

LONG-TERM OBLIGATIONS                                    -          2,981,314       57,151,079       (5,000,000)      55,132,393

DEFERRED INCOME TAXES                            (11,798,000)      22,705,000        1,437,000              -         12,344,000

OTHER LONG-TERM LIABILITIES                              -          3,147,418          638,466              -          3,785,884

OBLIGATIONS UNDER STOCK BONUS PLANS                4,392,320        1,712,530              -                -          6,104,850

    STOCKHOLDERS' EQUITY (DEFICIT)                37,284,037       67,056,711       (4,495,184)     (62,561,527)      37,284,037
                                               -------------    -------------    -------------    -------------    -------------
              Total liabilities and
                 stockholders'
                 equity (deficit)              $ 366,219,437    $ 185,596,796    $  91,815,160    $ (74,033,043)   $ 569,598,350
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 3, 2001

                                                                  GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION         TOTAL
                                                -------------    -------------    -------------   -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                   $       1,000    $  51,476,877    $   2,005,512   $         -      $  53,483,389
    Accounts receivable                             6,186,005       43,977,603       12,430,070      (6,991,916)      55,601,762
    Prepaid expenses                                      -          5,089,370        5,065,265             -         10,154,635
    Inventories                                           -         60,687,715       17,243,172             -         77,930,887
    Prepaid federal income taxes                          -          1,100,000              -               -          1,100,000
    Deferred income taxes                              (1,000)       3,760,000        2,678,000             -          6,437,000
    Other current assets                                  -            739,964        4,462,382             -          5,202,346
                                                -------------    -------------    -------------   -------------    -------------
              Total current assets                  6,186,005      166,831,529       43,884,401      (6,991,916)     209,910,019

PROPERTY, PLANT AND EQUIPMENT -- NET                      -        213,264,728       57,117,503             -        270,382,231
OTHER ASSETS
    Cash surrender value of life insurance                -          1,650,845              -               -          1,650,845
    Deposits                                              -          6,066,405              -               -          6,066,405
    Investments in and advances to affiliates     300,364,511     (252,548,602)             -       (47,815,909)             -
    Capitalized loan costs                                -         10,679,904              -               -         10,679,904
    Intangible assets                                     -          2,969,666          312,636             -          3,282,302
    Deferred tax asset - long-term                   (814,000)         814,000              -               -                -
    Prepaid expenses                                      -            553,235              -               -            553,235
    Sundry                                                -          7,529,736              -        (5,000,000)       2,529,736
                                                -------------    -------------    -------------   -------------    -------------
              Total other assets                  299,550,511     (222,284,811)         312,636     (52,815,909)      24,762,427
                                                -------------    -------------    -------------   -------------    -------------
              Total assets                      $ 305,736,516    $ 157,811,446    $ 101,314,540   $ (59,807,825)   $ 505,054,677
                                                =============    =============    =============   =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 3, 2001


                                                                    GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION         TOTAL
                                                  -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
    Accounts payable                              $         -      $  64,500,951    $  38,140,146    $  (6,991,916)   $  95,649,181
    Current portion of long-term liabilities                -          2,230,150        4,385,447              -          6,615,597
    Taxes other than income                                 -          3,993,001          461,848              -          4,454,849
    Income taxes                                       (168,440)       1,250,000              -                -          1,081,560
    Other accrued expenses                            6,240,972       13,531,214        3,988,900              -         23,761,086
                                                  -------------    -------------    -------------    -------------    -------------
              Total current liabilities               6,072,532       85,505,316       46,976,341       (6,991,916)     131,562,273

SENIOR NOTES                                        275,000,000       (4,056,688)             -                -        270,943,312

LONG-TERM OBLIGATIONS                                       -          4,755,203       55,748,553       (5,000,000)      55,503,756

DEFERRED INCOME TAXES                                (7,744,000)      17,392,000        1,590,000              -         11,238,000

OTHER LONG-TERM LIABILITIES                                 -          2,817,367          581,985              -          3,399,352

OBLIGATIONS UNDER STOCK VALUE PLANS                   2,941,320              -                -                -          2,941,320

STOCKHOLDERS' EQUITY (DEFICIT)                       29,466,664       51,398,248       (3,582,339)     (47,815,909)      29,466,664
                                                  -------------    -------------    -------------    -------------    -------------
              Total liabilities and
                 stockholders' equity (deficit)   $ 305,736,516    $ 157,811,446    $ 101,314,540    $ (59,807,825)   $ 505,054,677
                                                  =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                       FOR THE YEAR ENDED NOVEMBER 2, 2002


                                                                  GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $         -      $ 748,587,324    $  65,946,063    $  (2,343,319)   $ 812,190,068

Cost and expenses                                        -        630,435,701       68,638,613       (2,073,319)     697,000,995
                                               -------------    -------------    -------------    -------------    -------------
              Gross profit (loss)                        -        118,151,623       (2,692,550)        (270,000)     115,189,073

Selling, general and administrative expenses          63,487       61,909,025        6,803,276         (270,000)      68,505,788
                                               -------------    -------------    -------------    -------------    -------------
              Operating (loss) profit                (63,487)      56,242,598       (9,495,826)             -         46,683,285

Other expense (income)
    Equity in loss (earnings) of affiliates       (5,017,029)       2,560,359              -          2,456,670              -
    Interest expense                              29,491,925        1,590,376        4,219,069         (202,105)      35,099,265
    Interest income                              (28,781,238)      27,860,531         (502,543)         202,105       (1,221,145)
    Royalty income                                       -           (760,857)             -                -           (760,857)
    Sundry (income) loss                            (671,955)         824,724         (539,067)         400,000           13,702
    Gain on foreign currency translation                 -                -            128,510              -            128,510
                                               -------------    -------------    -------------    -------------    -------------
                                                  (4,978,297)      32,075,133        3,305,969        2,856,670       33,259,475
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes                4,914,810       24,167,465      (12,801,795)      (2,856,670)      13,423,810

Income taxes (benefit) expense                    (3,678,000)       8,509,000              -                -          4,831,000
                                               -------------    -------------    -------------    -------------    -------------
Net earnings (loss)                            $   8,592,810    $  15,658,465    $ (12,801,795)   $  (2,856,670)   $   8,592,810
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                       FOR THE YEAR ENDED NOVEMBER 3, 2001


                                                                 GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATION         TOTAL
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $         -      $ 738,056,186    $  74,218,412    $  (2,500,000)   $ 809,774,598

Cost and expenses                                        -        638,015,102       73,414,294       (2,416,463)     709,012,933
                                               -------------    -------------    -------------    -------------    -------------
              Gross profit (loss)                        -        100,041,084          804,118          (83,537)     100,761,665

Selling, general and administrative expenses             -         54,787,063        9,053,926          636,000       64,476,989
                                               -------------    -------------    -------------    -------------    -------------
              Operating profit (loss)                    -         45,254,021       (8,249,808)        (719,537)      36,284,676

Other expense (income)
    Equity in loss (earnings) of affiliates       (3,692,343)       2,617,859              -          1,036,047          (38,437)
    Interest expense                               6,240,972       16,827,424        6,248,803         (361,304)      28,955,895
    Interest income                               (6,186,005)       5,365,248         (455,784)         361,304         (915,237)
    Royalty income                                       -           (883,599)             -                -           (883,599)
    Sundry income                                        -           (748,974)         (48,243)             -           (797,217)
    Gain on foreign currency translation                 -                -           (468,105)             -           (468,105)
                                               -------------    -------------    -------------    -------------    -------------
                                                  (3,637,376)      23,177,958        5,276,671        1,036,047       25,853,300
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes                3,637,376       22,076,063      (13,526,479)      (1,755,584)      10,431,376

Income taxes (benefit) expense                    (3,510,000)       7,039,000         (245,000)             -          3,284,000
                                               -------------    -------------    -------------    -------------    -------------
Net earnings (loss)                            $   7,147,376    $  15,037,063    $ (13,281,479)   $  (1,755,584)   $   7,147,376
                                               =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000




NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                       FOR THE YEAR ENDED OCTOBER 28, 2000


                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION       TOTAL
                                                ------------    ------------    ------------    ------------   ------------
Revenues                                        $        -      $639,576,090    $ 63,584,178    $ (1,287,976)  $701,872,292

Cost and expenses                                        -       569,615,545      57,363,802      (1,287,976)   625,691,371
                                                ------------    ------------    ------------    ------------   ------------
              Gross profit                               -        69,960,545       6,220,376             -       76,180,921

Selling, general and administrative expenses             -        45,164,192       5,794,000             -       50,958,192
                                                ------------    ------------    ------------    ------------   ------------
              Operating profit                           -        24,796,353         426,376             -       25,222,729

Other expense (income)
    Equity in loss (earnings) of affiliates       (3,578,364)        990,459             -         2,387,827       (200,078)
    Interest expense                                     -        21,969,188       5,480,750        (422,404)    27,027,534
    Interest income                                      -          (595,641)       (352,868)        422,404       (526,105)
    Royalty income                                       -        (1,008,694)            -               -       (1,008,694)
    Sundry income                                        -          (940,381)        (39,819)           (875)      (981,075)
    Loss on foreign currency translation                 -               -         1,297,853             -        1,297,853
                                                ------------    ------------    ------------    ------------   ------------
                                                  (3,578,364)     20,414,931       6,385,916       2,386,952     25,609,435
                                                ------------    ------------    ------------    ------------   ------------
Earnings (loss) before income taxes and
    change in accounting principle                 3,578,364       4,381,422      (5,959,540)     (2,386,952)      (386,706)

Income taxes (benefit) expense                    (1,339,876)       (884,000)         43,000             876     (2,180,000)
                                                ------------    ------------    ------------    ------------   ------------
Earnings (loss) before change in accounting
    principle                                      4,918,240       5,265,422      (6,002,540)     (2,387,828)     1,793,294

Change in accounting principle (net of tax)              -         3,124,946             -               -        3,124,946
                                                ------------    ------------    ------------    ------------   ------------
Net earnings (loss)                             $  4,918,240    $  8,390,368    $ (6,002,540)   $ (2,387,828)  $  4,918,240
                                                ============    ============    ============    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                       FOR THE YEAR ENDED NOVEMBER 2, 2002


                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION       TOTAL
                                                ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                     $  2,529,702    $ 54,253,541    $   (483,602)   $   (940,049)  $ 55,359,592

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                        (76,509,171)     (8,016,798)      2,377,674    (82,148,295)
    Investment in and advances to affiliates     (12,997,198)     (3,088,950)            -        16,086,148            -
    Proceeds from sale of equipment                      -                         1,977,673      (1,977,673)           -
    Acquisition of intangible assets                     -        (3,000,000)     (4,414,600)            -       (7,414,600)
                                                ------------    ------------    ------------    ------------   ------------
              Net cash (used in) provided by
                 investing activities            (12,997,198)    (82,598,121)    (10,453,725)     16,486,149    (89,562,895)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                          -               -         5,354,340          27,518      5,381,858
    Principal payments on long-term
       obligations                                       -        (9,358,164)     (6,145,134)      6,400,000     (9,103,298)
    Proceeds from long-term obligations           53,250,000      10,084,668          21,503     (10,084,668)    53,271,503
    Capital increases                                    563             -        11,888,950     (11,888,950)           563
    FV of interest rate swap                       3,012,000             -               -               -        3,012,000
    Capitalized loan costs                        (1,176,587)       (969,863)            -               -       (2,146,450)
                                                ------------    ------------    ------------    ------------   ------------
              Net cash provided by (used in)
                  financing activities            55,085,976        (243,359)     11,119,659     (15,546,100)    50,416,176
                                                ------------    ------------    ------------    ------------   ------------
Net increase (decrease) in cash                   44,618,480     (28,587,939)        182,332             -       16,212,873

Cash and cash equivalents at beginning
    of year                                            1,000      51,476,877       2,005,512             -       53,483,389
                                                ------------    ------------    ------------    ------------   ------------
Cash and cash equivalent at end of year         $ 44,619,480    $ 22,888,938    $  2,187,844             -       69,696,262
                                                ============    ============    ============    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                       FOR THE YEAR ENDED NOVEMBER 3, 2001

                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION       TOTAL
                                                ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                     $  3,692,342    $ 52,410,552    $ (7,710,392)   $ (4,552,907)  $ 43,839,595

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                -       (38,775,401)    (11,693,656)            -      (50,469,057)
    Investment in and advances to affiliates    (278,691,342)     (5,000,000)            -       283,691,342            -
    Acquisition of intangible assets                     -        (2,287,917)            -               -       (2,287,917)
                                                ------------    ------------    ------------    ------------   ------------
              Net cash (used in) provided by
                 investing activities           (278,691,342)    (46,063,318)    (11,693,656)    283,691,342    (52,756,974)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                          -      (190,633,463)     16,085,608             -     (174,547,855)
    Payments on long-term obligations                    -       (22,627,228)     (7,478,276)        840,000    (29,265,504)
    Proceeds from long-term obligations          275,000,000     266,860,259       2,281,983    (270,999,825)   273,142,417
    Capitalized loan costs                               -       (10,275,260)            -               -      (10,275,260)
    Preferred stock                                      -               -         8,978,610      (8,978,610)           -
                                                ------------    ------------    ------------    ------------   ------------
              Net cash provided by (used in)
                 financing activities            275,000,000      43,324,308      19,867,925    (279,138,435)    59,053,798
                                                ------------    ------------    ------------    ------------   ------------
Net increase in cash                                   1,000      49,671,542         463,877             -       50,136,419

Cash and cash equivalents at beginning
    of year                                              -         1,805,335       1,541,635             -        3,346,970
                                                ------------    ------------    ------------    ------------   ------------
Cash and cash equivalent at end of year         $      1,000    $ 51,476,877    $  2,005,512    $        -     $ 53,483,389
                                                ============    ============    ============    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 3, 2001, OCTOBER 28, 2000 AND OCTOBER 30, 1999



NOTE P -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                       FOR THE YEAR ENDED OCTOBER 28, 2000

                                                                 GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION       TOTAL
                                                ------------    ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                     $  3,666,121    $ 76,543,650    $ (2,247,351)   $ (2,349,341)  $ 75,613,079

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                -       (48,509,404)     (6,184,671)            -      (54,694,075)
    Investment in and advances to affiliates      (3,666,121)     (3,929,465)      5,006,245       2,589,341            -
    Acquisition of intangible assets                     -        (1,008,084)            -               -       (1,008,084)
                                                ------------    ------------    ------------    ------------   ------------
              Net cash (used in) provided by
                 investing activities             (3,666,121)    (53,446,953)     (1,178,426)      2,589,341    (55,702,159)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under revolving credit
       facility                                          -       (18,681,869)     11,903,312        (240,000)    (7,018,557)
    Payments on long-term obligations                    -        (6,572,913)     (8,790,000)            -      (15,362,913)
    Capitalized loan costs                               -        (2,629,549)            -               -       (2,629,549)
                                                ------------    ------------    ------------    ------------   ------------
              Net cash provided by (used in)
                 financing activities                    -       (27,884,331)      3,113,312        (240,000)   (25,011,019)
                                                ------------    ------------    ------------    ------------   ------------
Net decrease in cash                                     -        (4,787,634)       (312,465)            -       (5,100,099)

Cash and cash equivalents at beginning of year           -         6,592,969       1,854,100             -        8,447,069
                                                ------------    ------------    ------------    ------------   ------------
Cash and cash equivalent at end of year         $        -      $  1,805,335    $  1,541,635    $        -     $  3,346,970
                                                ============    ============    ============    ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

             NOVEMBER 2, 2002, NOVEMBER 3, 2001 AND OCTOBER 28, 2000



NOTE Q -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   FIRST           SECOND          THIRD          FOURTH
                                                                  QUARTER          QUARTER        QUARTER         QUARTER
                                                                ------------     ------------   ------------   ------------
FISCAL YEAR ENDED NOVEMBER 2, 2002
    Revenues                                                    $187,502,416     $203,394,217   $208,359,282   $212,934,153

    Gross profit                                                  26,116,907       34,670,554     27,554,918     26,846,694

    Net (loss) earnings                                             (492,500)       6,678,975      3,052,898       (646,563)

FISCAL YEAR ENDED NOVEMBER 3, 2001
    Revenues                                                     197,794,121      207,255,264    205,539,141    199,186,072

    Gross profit                                                  19,724,317       31,602,123     21,566,573     27,868,652

    Net (loss) earnings                                             (473,693)       6,661,282        582,804        376,983

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                             --------------------------
                                            BALANCE AT       CHARGED TO       CHARGED                              BALANCE
                                            BEGINNING         COST AND        TO OTHER        DEDUCTIONS-          AT END
DESCRIPTION                                 OF PERIOD         EXPENSES        ACCOUNTS        WRITE-OFFS          OF PERIOD
                                           -----------       -----------     ----------       -----------        ----------
Allowance for doubtful accounts:

Year ended:

November 2, 2002                            $6,111,236        $1,762,463     $       -        $5,707,269(1)      $2,166,430

November 3, 2001                            $3,529,283        $3,714,141     $       -        $1,132,188(2)      $6,111,236

October 28, 2000                            $3,190,347        $  405,855     $       -        $   66,919         $3,529,283

(1) Includes $2,168,000 decrease attributable to remeasurement of allowance for doubtful accounts in South America.

(2) Includes $1,019,000 decrease attributable to remeasurement of allowance for doubtful accounts in South America.

                                                                    ADDITIONS
                                                             --------------------------
                                            BALANCE AT       CHARGED TO       CHARGED                              BALANCE
                                            BEGINNING         COST AND        TO OTHER                             AT END
DESCRIPTION                                 OF PERIOD         EXPENSES        ACCOUNTS        DEDUCTIONS          OF PERIOD
                                           -----------       -----------     ----------       -----------        ----------
Accumulated amortization
  for intangible assets:

Year ended:

November 2, 2002                            $7,447,400        $1,928,718     $       -        $        -         $9,376,118

November 3, 2001                            $5,385,852        $2,061,548     $       -        $        -         $7,447,400

October 28, 2000                            $3,859,189        $1,526,663     $       -        $        -         $5,385,852

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers, directors and certain key employees of Plastipak and its subsidiaries.

                       NAME                     AGE                             POSITION
           ---------------------------         ----    ---------------------------------
           William C. Young                     62     Chairman and Director, President & Chief Executive
                                                       Officer, Manager
           William A. Slat                      55     Vice President-- Operations and Manufacturing
           Michael J. Plotzke                   45     Chief Financial Officer, Vice President-- Finance and
                                                       Treasurer and Assistant Secretary
           Gene W. Mueller                      45     Vice President-- Sales and Marketing
           Thomas Busard                        51     President-- Clean Tech
           Pradeep Modi                         47     Vice President-- Controller and Strategic Operation
                                                       Planning
           Frank Pollock                        47     Vice President-- International Sales/Marketing
           Richard Darr                         53     Vice President-- Packaging Development
           J. Ronald Overbeck                   54     Vice President-- Product Supply
           Leann M. Underhill                   57     Corporate Legal Counsel and Secretary
           David Daugherty                      47     Chief Information Officer
           John Michel                          53     Vice President-- Transportation
           Thomas L. Schellenberg               56     Director

    WILLIAM C. YOUNG has been the Chairman of the Board, President and the Chief Executive Officer of Plastipak since its inception in 1998, and has been Chairman and Chief Executive Officer of Packaging, Whiteline and Clean Tech since he founded each company. Mr. Young has been the sole Manager of TABB since its inception in 1999. Mr. Young is a Trustee of the University of Detroit -- Mercy, where he serves as chairman of the Enrollment Committee. He is also a Director of Midwest Guaranty Bank.

    WILLIAM A. SLAT has been our Vice President-- Operations and Manufacturing since 1982. Prior to that he was Manufacturing Manager. He has been with us for 31 years and served in various capacities ranging from customer service to plant and regional management. Mr. Slat holds more than 30 domestic patents with corresponding international patents. Mr. Slat is a senior member of Society of Plastic Engineers.

MICHAEL J. PLOTZKE, CPA has served as our Chief Financial Officer, Vice President of Finance and Treasurer since 1988. Throughout his 18 years with us, Mr. Plotzke has served in many capacities including his current role as Treasurer for Packaging, Whiteline, Clean Tech and TABB, all of which he has held since 1992. Mr. Plotzke serves on the President's Advisory Council of Walsh College. Prior to joining us, Mr. Plotzke worked for Deloitte & Touche and KPMG -- Peat Marwick where he served as a Manager in the Financial Services division of the consulting practice.

    GENE W. MUELLER joined us in February 1997 and has served as our Vice President -- Sales and Marketing since 1999. Before coming to us, Mr. Mueller worked for Constar, a subsidiary of Crown, Cork & Seal for 18 years, where he served as the Vice President of Sales until 1997.

    THOMAS BUSARD is President-- Clean Tech and has served in that position since 1989. Mr. Busard has been with us for over 26 years. Mr. Busard is a member of the Board of the Michigan Recycling Coalition and is our representative to the Council on Plastics and Packaging in the Environment. Mr. Busard is a member of the Michigan Plastic Recycling Development Fund Consortium.

    PRADEEP MODI has been our Vice President -- Controller and Strategic Operation Planning since 1999. Prior to that he was Vice-President/Controller since 1993. He has been with us for 18 years and has served in various capacities. Prior to joining us, Mr. Modi was a partner with Ampee Marble. Prior to that he worked for Southland Corporation, a retail chain.

    FRANK POLLOCK has served as our Vice President -- International Sales/Marketing since 1997. He has been with us for seven years. Prior to joining us, Mr. Pollock worked for Constar International, a subsidiary of Crown, Cork and Seal, for 18 years, where he held positions as Sales Representative, District Sales Manager and Regional Sales Manager, the latter until 1994, when he began his career with us.

    RICHARD DARR, our Vice President -- Packaging Development since 1993, is our chief design and packaging engineer. He has worked in research and development during his 23-year tenure with us.

    J. RONALD OVERBECK, our Vice President -- Product Supply, has worked in that position since 1999 and has been with us for over 26 years. Prior to joining us, Mr. Overbeck worked for Anchor Glass where he served as a Marketing Manager.

    LEANN M. UNDERHILL, J.D., has served as our Corporate Legal Counsel since 1985 and, since 1999, has served as Secretary to Plastipak, Packaging, Whiteline, and TABB. She has been with us since 1984. Prior to joining us, Ms. Underhill was in private law practice.

    DAVID DAUGHERTY has served as our Chief Information Officer since February 2000. Prior to joining us, from 1977 to January 2000, Mr. Daugherty was Manager of Data Processing for both Earle Equipment Corporation and Safran Printing Corporation. He was IT Manager for Mohawk Liqueur Company, Director of the New York Data Center for McKesson Corporation and held several positions with Allied Domecq Spirits and Wine of Windsor, Ontario, Canada, including Director of ADSW Global I.T. Development and Director of Global I.T. Architecture.

    JOHN MICHEL, has been our Vice President -- Transportation since 1998. He has been with us for eight years. Prior to joining us he owned his own business.

THOMAS L. SCHELLENBERG has been a Director of Plastipak since its inception and has served as a Director of Packaging since 1996, of Whiteline since 1999 and of Clean Tech since 1998. Mr. Schellenberg is a tax attorney, certified public accountant and President of Schellenberg & Associates, P.C., a tax and business consulting firm. Prior to founding Schellenberg & Associates, Mr. Schellenberg worked for Deloitte & Touche for over 8 years. He is also a director of The Private Bank, Bloomfield Hills, Michigan.

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth a summary of compensation paid to the Chief Executive Officer and the four other most highly compensated executives of Plastipak (the "Named Executives") for services rendered in all capacities to Plastipak and its subsidiaries during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                 Annual Compensation
                                                                   ------------------------------------------------
                                                                                                      Other Annual
      Name and Principal Position                 Fiscal Year        Salary(a)           Bonus      Compensation(b)
      ---------------------------                 -----------        ---------           -----      ---------------
      William C. Young                                2002            $601,248          $210,897
        Chairman and Director,                        2001            $601,248          $594,532
        President and Chief Executive Officer         2000            $601,248                              $992,000
      William A. Slat                                 2002            $209,560          $173,445
        Vice President-- Operations                   2001            $204,560          $178,550
        and Manufacturing                             2000            $204,560           $85,000
      Michael J. Plotzke                              2002            $213,667          $182,248
        Chief Financial Officer,                      2001            $202,667          $188,000
        Vice President - Finance, and                 2000            $200,000          $115,000
         Treasurer
       Gene W. Mueller                                2002            $183,537          $153,123
        Vice President-- Sales and Marketing          2001            $168,720          $147,420
      Thomas Busard                                   2000            $164,935           $83,640
        President-- Clean Tech                        2002            $189,547          $144,415
                                                      2001            $178,313          $154,700
                                                      2000            $174,811          $123,133

----------

     (a) Salary includes amounts deferred, if any, under our 401(k) plan.

     (b) Other Annual Compensation for fiscal 2000 consists of payments we made to Mr. Young to satisfy his income tax liability for S corporation and limited liability company income that we and our affiliates attributed to him.

                          OPTION GRANTS IN FISCAL 2002

    The following table sets forth information concerning options granted to Gene W. Mueller, the only Named Executive who was granted options in fiscal 2002. These options were granted under the 2002 Restricted Stock Bonus Plan.

                                         % of Total
                        Number of         Options
                        Securities       Granted to
                        Underlying      Employees in    Exercise or                           Grant Date
       Name          Option Granted      Fiscal Year     Base Price     Expiration Date          Value
       ----          ---------------    ------------    -----------     ---------------          -----
Gene W. Mueller            500             32.36%          $1.00       December 15, 2006       $743,500



AGGREGATE OPTION EXERCISES IN FISCAL 2002 AND 2002 FISCAL YEAR-END OPTION VALUES

    During fiscal 2002, Michael Plotzke, Gene Mueller and Thomas Busard exercised 45, 200 and 118 options. The following table sets forth, for each of the Named Executives holding unexercised options, certain information regarding the value of options held at November 2, 2002:

                                                                                              Value of Unexercised
                                                                 Number of Unexercised      in-the-Money Options at
                        Shares Acquired                       Options at Fiscal Year End        Fiscal Year End
         Name             on Exercise       Value Realized    (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
         ----             -----------     ------------------  ---------------------------  ---------------------------
Michael J. Plotzke               45            $65,860                  500/0                 $   961,500/0     (a)
Gene W. Mueller                 200           $118,760                  300/0                 $   459,600/0     (b)
Thomas Busard                   118           $177,944                100/327                 $192,300/$628,821 (a)


    (a) None of Plastipak's common stock is currently publicly traded. The values reflect the adjusted per share book value of Plastipak's common stock (as defined in the Restricted Stock Bonus Plan under which these options were granted) at November 2, 2002, less the exercise price.

    (b) None of Plastipak's common stock is currently publicly traded. The values reflect the adjusted per share book value of Plastipak's common stock (as defined in the 2002 Restricted Stock Bonus Plan under which the options were granted) at November 2, 2002, less the exercise price.

                           RESTRICTED STOCK BONUS PLAN

    The board of directors of Plastipak adopted the Restricted Stock Bonus Plan (the "Restricted Stock Bonus Plan") effective as of October 30, 1999,which was amended and restated effective July 31, 2002 and subsequently amended effective August 15, 2002. All of our employees are eligible to participate in the Restricted Stock Bonus Plan, subject to the board's discretion. The board makes all administrative decisions under the Restricted Stock Bonus Plan. The board has reserved 5,450 shares of Plastipak's common stock for distribution under the Restricted Stock Bonus Plan. As of November 2, 2002, 3,450 of the 5,450 reserved shares had been allocated to our employees and 2,000 shares remain available for allocation.

    Once the board has allocated restricted shares to an employee, the employee must satisfy all of the following terms and conditions prior to receiving certificates representing bonus shares:

    - The period of time specified by the board, in its sole discretion, not to exceed five years, must have lapsed since the date that the board allocated the shares to the employee;

    - The employee must have remained in continuous employment with us or one of our affiliates during this period;

    -   The employee must have paid us $1.00 for each bonus share; and

    - If required, we must have received the written consent of our secured creditors.

    Shares issued under the Restricted Stock Bonus Plan are non-transferable and, once received, the difference between the price paid for the shares and the adjusted book value of the shares are taxed to the employee as non-qualified deferred compensation.

    Employees who have received certificates representing restricted stock pursuant to the Restricted Stock Benefits Plan are required to sell those shares back to us upon the occurrence of certain "trigger events". These "trigger events" include the employee's death and the employee's employment termination, whether because of resignation, retirement, dismissal or otherwise. The redemption price is based upon our per share book value, subject to certain adjustments.

    The amendment and restatement of the Restricted Stock Bonus Plan in 2002 effected the following material changes in the Plan:

    - A "change in control" provision was added, which provides that all bonus shares vest immediately upon change in control, subject to the golden parachute payment limitations of Code Section 280G.

    - "Bring along" and "come along" provisions were added so that holders of the restricted stock are (1) entitled to participate in any voluntary sale of our capital stock; and (2) required to participate in certain voluntary sales of our capital stock.

    - A covenant not to compete and a confidentiality agreement were added as a condition to participation in the Restricted Stock Bonus Plan.

    - A provision was added granting employees who are issued bonus shares under the plan certain "piggy back" registration rights in the event we initiate an SEC registered public offering of our common stock.

                        2002 RESTRICTED STOCK BONUS PLAN

         The board of directors of Plastipak adopted the 2002 Restricted Stock Bonus Plan (the "2002 Plan") on October 16, 2002. All of our employees (including employees who are directors, as well as non-employees who serve as directors or who otherwise provide services to us) are eligible to participate in the 2002 Plan. The Plan is administered by the board (or any committee established by the board for that purpose). The board has reserved 5,450 shares of Plastipak's common stock for grant under the 2002 Plan. There are 1,000 of the 5,450 reserved shares that have been granted to our employees, and 4,450 shares remain available for grant. Participants in the 2002 Plan are required to pay us a per share purchase price, as set by the board from time to time, for each restricted share.

         The vested percentage of a participant's restricted stock award will be no more restrictive than as follows:


         YEARS OF PARTICIPATION IN PLAN                                           VESTED PERCENTAGE
         ------------------------------                                           -----------------
         Less than 6 years                                                                  0%
         6 years but less than 7 years                                                     20%
         7 years but less than 8 years                                                     40%
         8 years but less than 9 years                                                     60%
         9 years but less than 10 years                                                    80%
         10 years or more                                                                 100%

The restrictions on outstanding restricted stock awards immediately lapse (except as may be provided in the participant's restricted stock agreement with us) in the event of a change of control, subject to the golden parachute payment limitations of Code Section 280G. In addition, a participant's restricted stock award becomes 100% vested in the event of his or her retirement at or after age 65, death or disability. During the restriction period, participants holding shares of restricted stock granted under the 2002 Plan are entitled to exercise full voting rights with respect to such shares, and to receive all dividends and other distributions paid with respect to such shares.

         Prior to the issuance of any common stock certificates under the 2002 Plan, participants are required to enter into a shareholder agreement with us with ""bring along" and ""come along" provisions which (1) entitle the participant to participate in any voluntary sale of our capital stock, and (2) require the participant to participate in certain voluntary sales of our capital stock. In addition, we may require a participant to enter into a confidentiality agreement and/or a noncompetition agreement as a condition precedent to any award of restricted stock under the 2002 Plan.

         A participant's restricted stock award is subject to forfeiture if the participant is "terminated for cause" as defined in the 2002 Plan. Participants who have received certificates for restricted shares issued under the 2002 Plan are required to sell those shares back to us upon the occurrence of certain ""trigger events." These trigger events include: termination of employment; death; disability; institution of certain litigation against us; and the breach or threatened breach of the participant's non-competition or confidentiality agreement. The redemption price is based on our per share book value, subject to certain adjustments; provided, however, that if the participant is ""terminated for cause" or if the participant institutes certain litigation against us, the redemption price will be reduced to $1.00 per share. A participant's obligation to sell his/her restricted stock to us, and our obligation to purchase such restricted stock, terminates upon an initial public offering of our common stock.

                            SALARY CONTINUATION PLAN

    The board of directors of Packaging adopted a Salary Continuation Plan effective September 1985, which has been amended from time to time (the "Salary Continuation Plan"). The Salary Continuation Plan is a non-qualified deferred compensation plan administered by an administrative committee comprised of William C. Young and Michael J. Plotzke. All of Packaging's employees are eligible to participate in the Salary Continuation Plan, subject to selection by the administrative committee.

    The Salary Continuation Plan provides for the payment of normal retirement and death benefits, and in some cases early retirement benefits, to participants, as specified in the participant's adoption agreement. An adoption agreement between the participant and Packaging sets forth the age, years of service and other requirements a participant must attain in order to receive a particular benefit. In general, a participant must have participated in the Salary Continuation Plan for at least 10 years, and must have attained the age of at least 59, but not age 65, in order to receive early retirement benefits. A participant generally must have participated in the Salary Continuation Plan for at least 10 years, and must have attained the age of 65, in order to receive normal retirement benefits. The Salary Continuation Plan does not specify minimum age or years of service requirements for death benefits.

    Following satisfaction of all eligibility requirements and a notice by the participant or his or her representative requesting the payment of benefits, we are required to pay the early retirement, normal retirement or death benefits specified in the participant's adoption agreement. Participants do not vest ratably in any benefit over the term of their employment with Packaging. Participants are entitled to receive only one benefit (early retirement, normal retirement or death), and each benefit is payable on a monthly basis for a period of 180 months. Packaging's obligation to pay benefits to a participant ceases if the participant violates the terms of a non-competition agreement contained in his or her adoption agreement. Packaging may amend or terminate the Salary Continuation Plan at any time, unless a participant has fully vested in his or her benefits. All benefits payable under the Salary Continuation Plan are paid out of Packaging's general assets, and Packaging has purchased life insurance to fund death benefits for the participants.

    Named Executives William A. Slat, Michael J. Plotzke, Gene W. Mueller and Thomas Busard are participants in the Salary Continuation Plan, and Messrs. Slat, Plotzke and Busard have each participated in the Salary Continuation Plan for over 10 years and therefore are fully vested for purposes of retirement benefits. Mr. Mueller began his 10-year vesting requirement for retirement benefits in February 1997. The monthly early retirement and pre-retirement death benefits for Messrs. Plotzke, Mueller and Busard currently are $5,292, $3,967 and $3,967, respectively, and the monthly pre-retirement death benefits for Mr. Slat are $5,292. The monthly normal retirement and post-retirement death benefits for Messrs. Slat, Plotzke, Mueller and Busard currently are $8,333, $8,333, $6,250 and $6,250, respectively.

                              DIRECTOR COMPENSATION

    Mr. Young receives no cash consideration for serving on the board of directors of any of our companies. Mr. Schellenberg receives compensation in the amount of $245 per hour for his service on the board of directors of our companies, plus out-of-pocket expenses incurred in connection with his duties as a director.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    For the year ended November 2, 2002, compensation for our Named Executives was determined by William C. Young, our President and Chief Executive Officer. For information regarding transactions between us and Mr. Young, his affiliates and entities he controls, see "Certain Relationships and Related Transactions."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the outstanding capital stock of Plastipak with respect to the following:

    - each person known by Plastipak to own more than 5% of its outstanding capital stock;

    -   each director;

    -   each Named Executive; and

    -   the directors and executive officers of Plastipak, as a group.

    Each shareholder has sole voting and investment power with respect to the shares beneficially owned. The address for each shareholder is c/o Plastipak Holdings, Inc., 9135 General Court, P.O. Box 2500C, Plymouth, Michigan 48170-0907.

                                                                           SHARES OF
                                                                            COMMON         PERCENTAGE OF
                             NAME OF SHAREHOLDER                             STOCK         COMMON STOCK
        -----------------------------------------------------------       ----------      -------------
        William C. Young...........................................          21,414(a)         75.63%
        Multi-Investments Limited Partnership(b)...................           3,936            13.90%
        William A. Slat............................................             725             2.56%
        Michael J. Plotzke.........................................             545(c)          1.89%
        Thomas Busard..............................................             218(d)          0.77%
        Gene W. Mueller............................................             500(e)          1.78%
        Thomas L. Schellenberg.....................................               0             0.00%
        Directors and executive officers as a group (6 persons)....          27,338(f)         93.57%

----------

    (a) Represents 21,414 shares held by the Revocable Trust Agreement of William C. Young dated 12/23/88, as amended.

    (b) Multi-Investments Limited Partnership is a Michigan limited partnership that is owned by the Young family. The partnership is comprised of one General Partner and four Limited Partners. The General Partner is William C. Young, Trustee of the Revocable Trust Agreement of William C. Young dated 12/23/88. The Limited Partners are: (i) W.C. Young Trust FBO
        W. Patrick Young dated 12/23/89, or successors in trust, W.C. Young and
        W. Patrick Young, Trustees; (ii) W.C. Young Trust FBO Amy L. Young dated 12/23/89, or successors in trust, W.C. Young and Amy L. Morgan, Trustees; (iii) W.C. Young Trust FBO Tracey L. Young dated 12/23/89, or successors in trust, W.C. Young and Tracey L. Deal, Trustees; and (iv) W.C. Young Trust FBO Brittany M.G. Young dated 12/29/92, or successors in interest, W. Patrick Young, Amy L. Morgan and Tracey L. Deal, Trustees.

    (c) Includes options to acquire 500 shares which are presently exercisable.

    (d) Includes options to acquire 100 shares which are presently exercisable.

    (e) Includes options to acquire 300 shares which are presently exercisable.

    (f) Includes the shares and presently exercisable options described in footnotes (a), (b), (c), (d) and (e) above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 REORGANIZATION

    On October 30, 1999, Packaging, Clean Tech, Whiteline, TABB and Plastipak Brazil were placed under a holding company structure and became subsidiaries of Plastipak, a newly organized corporation (the "Reorganization"). In the Reorganization, TABB Investment, Inc. ("TABB Investment") and W.P. Young Marketing, Inc. ("Marketing"), both of which were formerly Michigan corporations, were merged into Packaging. Immediately prior to the Reorganization, each of Packaging, Clean Tech, Whiteline, TABB, Plastipak Brazil, TABB Investment and Marketing were owned by William C. Young and members of his immediate family, with no outside investors other than certain other security holders of Packaging, as described below. Packaging is our principal operating company, which began operations in 1967 as a division of Absopure Water Company. Beatrice Foods acquired Absopure in 1973, and retained William C. Young to manage Absopure and Packaging as divisions of Beatrice Foods. In 1982, the Young family reacquired Absopure and Packaging from Beatrice Foods. Later in 1982, Packaging was incorporated in the State of Delaware as a separate entity.

    As a result of the Reorganization, all of the outstanding shares of Packaging common stock, as well as all outstanding options to acquire shares of Packaging common stock, were exchanged for shares and options of Plastipak.

    Clean Tech had outstanding 5,000 shares of common stock, all of which were held by the William C. Young Trust prior to the Reorganization. These shares were exchanged for 856 shares of the common stock of Plastipak.

    Whiteline had outstanding 10,000 shares of common stock, all of which were held by the William C. Young Trust prior to the Reorganization. These shares were exchanged for 122 shares of the common stock of Plastipak.

    TABB's limited liability company membership interests were owned 51% by the William C. Young Trust and 49% by the W.P. and M.E. Young Trust prior to the Reorganization. Prior to the Reorganization, TABB redeemed the 49% membership interest owned by the W.P. and M.E. Young Trust. As partial consideration for the membership interest, TABB issued to the W.P. and M.E. Young Trust a promissory note in the principal amount of $6,024,000 (the "TABB Note"). The TABB Note accrued interest at a rate of 6.4% per annum and was payable in monthly installments of $37,680.72. Although the maturity date was October 1, 2009, the TABB Note was paid in full on August 20, 2001. In connection with the Reorganization, the remaining outstanding membership interest held by the William C. Young Trust was exchanged for 4,489 shares of Plastipak common stock.

    Plastipak Brazil was owned 80% by Multi-Investment Limited Partnership, a Michigan limited partnership ("Multi-Investment"), and 20% by Packaging, prior to the Reorganization. William C. Young is the general partner of Multi-Investment and members of the Young family own all of the limited partnership interests in this company. In connection with the Reorganization, Multi-Investment exchanged its 80% equity in Plastipak Brazil for 3,936 shares of the common stock of Plastipak.

    Marketing had outstanding 50,000 shares of common stock, 25,000 of which were held by the William C. Young Trust and 25,000 of which were held by the W.P. and M.E. Young Trust, prior to the Reorganization. Before the Reorganization occurred, the W.P. and M.E. Young Trust sold their shares in Marketing to the William P. and Mary E. Young Irrevocable Trust, dated October 27, 1999 (the "Irrevocable Trust"). Following this sale, Marketing redeemed all of the shares held by the Irrevocable Trust. As partial consideration for these shares, Marketing issued to the Irrevocable Trust its promissory note in the principal amount of $1,226,244.62 (the "Marketing Note"). The Marketing Note also accrued interest at a rate of 6.4% per annum and was payable in monthly installments of $7,670. Although the maturity date for the Marketing Note was October 2009, the Marketing Note was paid in full on August 20, 2001. The amount of the payoff was $1,205,470, including principal and interest. As part of the Reorganization, Marketing was merged with and into Packaging, with Packaging as the surviving entity. As consideration for its 25,000 shares, the William C. Young Trust was issued 2,175 shares of the common stock of Packaging. These 2,175 shares were subsequently exchanged for shares of Plastipak at an exchange ratio of .9175 to 1.

    TABB Investment had outstanding 5,000 shares of common stock, all of which were held by the William C. Young Trust, prior to the Reorganization. In connection with the Reorganization, TABB Investment was merged with and into Packaging, with Packaging as the surviving entity. As consideration for its 5,000 shares, the William C. Young Trust was given 1,076 shares of the common stock of Packaging. These 1,076 shares were subsequently exchanged for shares of Plastipak at an exchange ratio of .9175 to 1.

                     BUSINESS RELATIONSHIPS AND TRANSACTIONS

    We have maintained business relationships and entered into business transactions with companies owned or controlled by Mr. William C. Young or managed by members of his immediate family (each an "affiliate" and collectively "affiliates"). A brief summary of the agreements, leases, and arrangements between the affiliates and us follows. We believe, based on our general awareness of market pricing and standards, that transactions with our affiliates are on terms no less favorable to us than those that would be available to us in arm's-length transactions with unaffiliated third parties for similar products and services, with the exception of extended payment terms afforded to Absopure Water Company (as discussed below). As a result of the Reorganization, certain transactions which would formerly have been transactions with affiliates are now intercompany transactions among our subsidiaries, which are eliminated in consolidation in our consolidated financial statements and are not disclosed separately in this Form 10K.

FACILITIES, EQUIPMENT RENTAL AND MANUFACTURING, AND RELATED SERVICES

    TABB owns and leases to us most of our manufacturing locations and some warehouse facilities. Prior to the Reorganization, the real estate we now lease from TABB had been owned by either William P. Young (William C. Young's father) and William C. Young as partners, or by William C. Young individually. All of these properties were transferred to TABB in anticipation of the Reorganization. Written leases with terms expiring on April 1 and December 31, 2003 are currently in effect (the "Affiliate Real Estate Leases") for all of the properties now leased from TABB (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). In addition, we lease a warehouse in Westland, MI from WCY Realty, LLC, a limited liability company which is wholly owned by a trust that is controlled by William C. Young, our chief executive officer and largest shareholder. William C. Young is also the manager (chief executive officer) of WCY Realty, LLC. In fiscal 1999, Packaging made lease payments of $2,998,110 to TABB (now an intercompany transaction eliminated in consolidation in our consolidated financial statements), $2,376,103 to William P. and William C. Young (now an intercompany transaction eliminated in consolidation in our consolidated financial statements), and $106,500 to William C. Young. In fiscal 2000, 2001 and 2002, Packaging made lease payments to WCY Realty, LLC of $120,000, $144,000 and $144,000, respectively.

    Packaging subleased warehouse space in Plymouth, Michigan to Absopure Water Company on a rent pass-through basis for monthly rental payments of $11,500. Recently, Whiteline has assumed the warehouse lease. Absopure is a corporation owned by William C. Young, members of his immediate family and trusts they control. William C. Young serves as President and a director of Absopure. Members of his immediate family also serve as officers and directors of Absopure.

    WPY Co. is owned by the William C. Young family. William C. Young serves as President and as a director of WPY Co. Pursuant to an agreement among WPY Co., Packaging, Whiteline and Clean Tech, WPY Co. provides engineering, planning, design, equipment manufacturing, marketing consultation, logistic services and equipment rental on a project-by-project basis. The fees WPY Co. charges Packaging, Whiteline and Clean Tech for services are comparable to those it charges unaffiliated third parties. WPY Co. invoiced Packaging $6,673,081, $2,385,435 and $5,530,880 for engineering and machine services in fiscal 2000, 2001 and 2002, respectively. WPY Co. invoiced Clean Tech $53,332 for equipment and services in fiscal 2000.

    TABB Investment (which was merged into Packaging in connection with the Reorganization) purchased equipment and entered into month-to-month operating leases for the equipment with Packaging (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Packaging paid equipment rent expense to TABB Investment in fiscal 1999 in the amount of $6,776,241.

    Marketing (which was also merged into Packaging in connection with the Reorganization) provided equipment leasing and outside sales services to Packaging (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Packaging paid equipment rent expense and sales commissions to Marketing in fiscal 1999 in the amount of $7,472,817.

TRANSPORTATION SERVICES

Whiteline, a fully licensed ICC common carrier, operates a fleet of approximately 275 trucks and 900 trailers and is Packaging's primary supplier of trucking and shipping services. Whiteline services approximately 70% of Packaging's trucking needs, and also leases trucks and provides empty trailers under a "drop trailer" arrangement with Packaging to facilitate distribution and transportation services to Packaging's customers. Whiteline also supplies trucking and other transportation-related personnel to Packaging on an as-requested basis. Whiteline invoiced Packaging $26,401,484 for services in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Whiteline also provides shipping services to Clean Tech. Whiteline invoiced Clean Tech $161,689 for services in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements).

    Whiteline also provides shipping services to affiliates Absopure and Buffalo Don's Artesian Wells, Ltd. Buffalo Don's is a corporation owned by William C. Young, members of his immediate family and trusts they control. William C. Young serves as Chairman and a director of Buffalo Don's. Members of his immediate family are also officers and directors of Buffalo Don's. Whiteline has entered into a transportation contract with each of Buffalo Don's and Absopure under which it provides shipping services at standard rates comparable to those it charges unaffiliated third parties. These transportation contracts are terminable by either party upon 30 days' notice. Whiteline invoiced Buffalo Don's $583,351, $516,499 and $609,316 for services in fiscal 2000, 2001 and
2002, respectively. Whiteline invoiced Absopure $3,258,211, $3,331,100 and $4,406,686 for services in fiscal 2000, 2001 and 2002, respectively.

RECYCLING SERVICES

    Clean Tech recycles post-consumer plastics and provides Packaging with post-consumer recycled materials for use in its products. Approximately 90% of Packaging's post-consumer recycled material needs are supplied by Clean Tech. Clean Tech invoiced Packaging $9,180,300 for products and recycling services in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements).

PLASTIC CONTAINER SALES

    Packaging sells plastic containers to affiliate Absopure for its bottled water business. The sales by Packaging to Absopure are not covered by a written agreement; however, sales to Absopure are at prices no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Absopure for containers in the amounts of $9,016,227, $8,302,489 and $8,497,662 in fiscal 2000, 2001 and 2002, respectively. There is currently an outstanding balance of $3,162,598 due from Absopure to Packaging, out of which $1,452,227 was over 90 days old at November 2, 2002.

    Packaging also sells plastic containers to affiliate Buffalo Don's under a sales agreement dated February 2, 1993. The sales agreement has a term of four years with automatic annual extensions, subject to a 90-day cancellation notice. Sales to Buffalo Don's under the sales agreement are on terms no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Buffalo Don's $2,372,164, $2,173,748 and $2,091,965 in fiscal 2000, 2001 and
2002, respectively. Buffalo Don's currently owes Packaging $682,972, out of which $62,251 was over 90 days old at November 2, 2002.

    Packaging sells plastic containers to Waters of America, LLC for its bottled water business under a five-year product supply agreement dated July 1, 2000. The agreement is a full requirements contract for all of Waters' HDPE and PET container needs. Sales to Waters are on terms are no less favorable to Packaging than those with unaffiliated third parties. Waters of America is a Delaware limited liability company that was organized in 2000. Fifty percent of the ownership interests of Waters of America is held by the Clean Drink Company, a Michigan limited liability company, which is in turn 100% owned by members of William C. Young's immediate family, or by trusts controlled by William C. Young. Packaging invoiced Waters for plastic containers in the amounts of $791,151, $3,019,466 and $2,227,885 in fiscal 2000, 2001 and 2002, respectively.
There is currently an outstanding balance due of $361,403.


ADMINISTRATIVE SERVICES AND INSURANCE

    Packaging provided administrative services (i.e., marketing, accounting, legal services) to the companies that became subsidiaries of Plastipak in the Reorganization. Packaging billed each of these companies according to a formula based upon the company's use of these services and for their share of items such as insurance. Packaging invoiced Whiteline $150,000 for administrative services in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Packaging invoiced Clean Tech $99,600 for administrative services in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements).

    Plastipak and Packaging provided and continue to provide administrative services to several affiliated companies. Packaging invoiced Absopure $60,000 for administrative services in each of fiscal 2000, 2001 and 2002, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $15,000 due to us from Absopure. Packaging invoiced Buffalo Don's $30,000, for administrative services in each of fiscal 2000, 2001 and 2002, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $10,000 due to us from Buffalo Don's.

    Packaging purchased and provided insurance to all of the companies which became subsidiaries of Plastipak in the Reorganization. Packaging billed each company for the amounts due from them for their coverage, and purchased insurance for these companies (together with affiliated companies). We believe that combining our insurance buying power with that of the affiliated companies helps us to get lower premiums. Whiteline reimbursed Packaging for insurance premiums in the amount of $1,512,721 for fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Clean Tech reimbursed Packaging for insurance premiums in the amount of $171,194 for fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements).

    Plastipak and Packaging provided and continue to provide insurance to several affiliated companies. Plastipak and/or Packaging invoiced Absopure for insurance premiums in the amounts of $1,093,301, $1,229,591 and $1,183,978 in fiscal 2000, 2001 and 2002, respectively. Absopure currently owes us $625,690 for insurance premiums. Plastipak and/or Packaging invoiced Buffalo Don's for insurance premiums in the amounts of $164,750, $182,523 and $172,471 in fiscal 2000, 2001 and 2002, respectively. Buffalo Don's currently owes us $71,842 for insurance premiums. Plastipak and/or Packaging invoiced WPY Co. for insurance premiums in the amounts of $51,936, $61,707 and $61,097 for fiscal 2000, 2001 and 2002, respectively.

CERTAIN FINANCING TRANSACTIONS

    In June 2001, Dresdner Bank loaned Plastipak Brazil $4.9 million for working capital purposes. This loan was backed by a letter of credit guaranteed by William C. Young. This loan was repaid with the net proceeds of our 2001 offering of 10.75% Senior Notes due 2011, and the related letter of credit and guarantee were extinguished.

    At various dates from December 1991 to December 1993, Whiteline issued to a trust controlled by William C. Young several demand notes (the "Whiteline Notes"), which accrued interest at annual rates ranging from 6 to 7% per annum. Interest only was payable in quarterly installments. The loan proceeds were used by Whiteline for working capital purposes. The Whiteline Notes were paid in full in December 2001, and the amount of the payoff was $740,000.

    In 1994, Packaging redeemed 7,680 shares of common stock that were owned by the W.P. and M.E. Young Trust. As partial consideration for the shares, Packaging issued a secured promissory note in the principal amount of $13,289,472 (the "Packaging Note"). The Packaging Note accrued interest at a rate of 6.55% per annum and was payable in monthly installments of $84,436. Although the maturity date of the Packaging Note was March 31, 2009, a portion of the net proceeds from our offering of 10.75% Senior Notes due 2011 was used to pay the Packaging Note in full. The amount of the payoff was $12,014,871. The Packaging Note was secured by the pledge of the shares acquired from the W.P. and M.E. Young Trust. Since the Packaging Note was paid in full, these shares have been canceled.

    In March 2001, Madras Packaging, L.L.C., a Delaware limited liability company, redeemed Packaging's 49% membership interest. In connection with the redemption, Packaging sold certain equipment to Madras. As partial consideration for this equipment, Madras issued to Packaging a secured promissory note in the principal amount of $3,000,000 (the "Madras Note"). The Madras Note accrues interest at a rate of 8% per annum and is payable in monthly installments of $25,000 with a balloon payment of $2,400,000 due in March 2003. Currently, Madras is in arrears in the amount of approximately $142,000 on this Note and approximately $259,00 on other obligations. We are in the process of discussing a restructuring of their obligations to us.

OTHER

    Packaging sold pallets to Absopure and to certain of the companies that became subsidiaries of Plastipak in the Reorganization. Packaging invoiced Clean Tech $28,303 for pallets in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Packaging invoiced Whiteline $97,560 for pallets in fiscal 1999 (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). Packaging invoiced Absopure $231,000 for pallets in each of fiscal 1999 and 2000, $277,000 in fiscal 2001 and $112,000 in fiscal 2002.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended) within 90 days prior to filing this report, have concluded that as of such date the disclosure controls and procedures were adequate and effective in ensuring that material information relating to Plastipak would be made known to them by others in the company.

    There were no significant changes in internal controls or other factors that could significantly affect Plastipak's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Plastipak's internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)       Financial Statements

                  Consolidated Balance Sheets as of November 2, 2002 and November 3, 2001

                  Consolidated Statements of Earnings for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Consolidated Statements of Stockholders' Equity for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Consolidated Statements of Cash Flows for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Notes to the Consolidated Financial Statements

     (a)(2)       Financial Statement Schedules

     All schedules are inapplicable or have been disclosed in the Notes to the Consolidated Financial Statements and, therefore, have been omitted.

     (a)(3)       Exhibits

         EXHIBIT
         NO.               DESCRIPTION OF EXHIBIT

          3.1(a) Articles of Incorporation of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.1(b) Bylaws of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.2(a) Certificate of Incorporation of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.2(b) Bylaws of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.3(a) Certificate of Incorporation of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.3(b) Bylaws of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.4(a) Articles of Incorporation of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.4(b)  Bylaws of Clean Tech, Inc. (incorporated by reference to
                  Exhibit 3.4(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.5(a) Articles of Organization of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          3.5(b)  Bylaws of TABB Realty, LLC (incorporated by reference to
                  Exhibit 3.5(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          4.1 Indenture dated as of August 20, 2001, by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., TABB Realty, LLC and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          4.2 Form of 10.75% Senior Note due 2011 and annexed guaranty incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

          4.3 Exchange and Registration Rights Agreement dated August 20, 2001 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC, Goldman, Sachs & Co., ABN AMRO Incorporated, Fleet Securities, Inc. and NatCity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

          4.4 Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs & Co. (incorporated by reference to
                  Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

         10.1 Fourth Amended and Restated Credit Agreement dated as of August 20, 2001 by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Clean Tech, Inc., Whiteline Express, Ltd., TABB Realty, LLC, various banks, Comerica Bank (as Lead Arranger and Administrative Agent), Bank One Michigan (as Syndications Agent), Standard Federal Bank (as Syndications Agent) and Fleet National Bank (as Documentation Agent) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.2 First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.3 Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of September 18, 2002 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

         10.4* Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.5* Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September 17, 2002)

         10.6* First Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc.

         10.7*    2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.

         10.8* Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         21 List of subsidiaries of the registrants (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

         99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

              (b) Current reports on Form 8-K. During the fourth quarter of 2002, we filed one Form 8-K Report dated September 19, 2002. The Report, made under cover of Item 5, discusses an amendment to our Amended Credit Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PLASTIPAK HOLDINGS, INC.

                                                    By: /s/ Michael J. Plotzke
                                                       ------------------------
                                                       Michael J. Plotzke,
                                                       Treasurer and
                                                       Chief Financial Officer

                                                    Dated: January 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated below.

SIGNATURE                                            TITLE                                       DATE
 /s/ William C. Young                                President and Chief Executive               January 31, 2003
------------------------------------------------     Officer and a Director (Principal
William C. Young                                     Executive Officer)


 /s/ Michael J. Plotzke                              Treasurer and Chief Financial
------------------------------------------------     Officer (Principal Financial                January 31, 2003
Michael J. Plotzke                                   Officer and Principal Accounting
                                                     Officer)

 /s/ Thomas L. Schellenberg                          Director                                    January 31, 2003
------------------------------------------------
Thomas L. Schellenberg

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, William C. Young, the principal executive officer of Plastipak Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Plastipak Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Plastipak's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Plastipak and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to Plastipak, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of Plastipak's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Plastipak's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Plastipak's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Plastipak's ability to record, process, summarize and report financial data and have identified for Plastipak's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Plastipak's internal controls; and

6. Plastipak's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 31, 2003                          /s/ William C. Young
                                                ----------------------------
                                                William C. Young
                                                Chief Executive Officer
                                                Plastipak Holdings, Inc.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, Michael J. Plotzke, the principal financial officer of Plastipak Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Plastipak Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Plastipak's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Plastipak and we have:

    (d) designed such disclosure controls and procedures to ensure that material information relating to Plastipak, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (e) evaluated the effectiveness of Plastipak's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Plastipak's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Plastipak's board of directors (or persons performing the equivalent functions):

    (c) all significant deficiencies in the design or operation of internal controls which could adversely affect Plastipak's ability to record, process, summarize and report financial data and have identified for Plastipak's auditors any material weaknesses in internal controls; and

    (d) any fraud, whether or not material, that involves management or other employees who have a significant role in Plastipak's internal controls; and

6. Plastipak's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 31, 2003                        /s/ Michael J. Plotzke
                                            --------------------------------
                                              Michael J. Plotzke
                                              Chief Financial Officer
                                              Plastipak Holdings, Inc.

                                  EXHIBIT INDEX


EXHIBIT
NO.               DESCRIPTION OF EXHIBIT

 3.1(a)           Articles of Incorporation of Plastipak Holdings, Inc.
                  (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.1(b) Bylaws of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.2(a)           Certificate of Incorporation of Plastipak Packaging, Inc.
                  (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.2(b) Bylaws of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.3(a)           Certificate of Incorporation of Whiteline Express, Ltd.
                  (incorporated by reference to Exhibit 3.3(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.3(b) Bylaws of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.4(a) Articles of Incorporation of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.4(b)           Bylaws of Clean Tech, Inc. (incorporated by reference to
                  Exhibit 3.4(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.5(a) Articles of Organization of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 3.5(b)           Bylaws of TABB Realty, LLC (incorporated by reference to

                  Exhibit 3.5(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 4.1 Indenture dated as of August 20, 2001, by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., TABB Realty, LLC and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 4.2 Form of 10.75% Senior Note due 2011 and annexed guaranty incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-101098)
                  as filed on November 8, 2002)

 4.3 Exchange and Registration Rights Agreement dated August 20, 2001 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC, Goldman, Sachs & Co., ABN AMRO Incorporated, Fleet Securities, Inc. and NatCity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 4.4 Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs & Co. (incorporated by reference to
                  Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

 10.1 Fourth Amended and Restated Credit Agreement dated as of August 20, 2001 by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Clean Tech, Inc., Whiteline Express, Ltd., TABB Realty, LLC, various banks, Comerica Bank (as Lead Arranger and Administrative Agent), Bank One Michigan (as Syndications Agent), Standard Federal Bank (as Syndications Agent) and Fleet National Bank (as Documentation Agent) (incorporated by reference to Exhibit
                  10.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.2 First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.3 Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of September 18, 2002 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

10.4              Restricted Stock Bonus Plan of Plastipak Holdings, Inc.
                  (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.5 Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September 17, 2002)

10.6 First Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc.

10.7              2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.

10.8 Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

21 List of subsidiaries of the registrants (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002