Form 10-Q
period 2003-02-01
PLASTIPAK HOLDINGS INC
filed 2003-03-18
CIK 1161738

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended February 1, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333-73552

                            PLASTIPAK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                      38-2418126
      ----------------------------------      ----------------------
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification Number)


                  9135 General Court, Plymouth, Michigan 48170
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (734) 455-3600

              (Registrant's telephone number, including area code)
      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
--------------------------------------------------------------------------------
The number of shares of the registrant's common stock, $1.00 par value, outstanding as of February 1, 2003 was 28,316.

--------------------------------------------------------------------------------

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX



                                                                                             PAGE

PART I - FINANCIAL INFORMATION..................................................................1

Item 1.  Financial Statements...................................................................1

         Condensed Consolidated Balance Sheets as of November 2, 2002
         and February 1, 2003 (unaudited).......................................................1

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Month Periods Ended February 1, 2003 and February 2, 2002........................3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended February 1, 2003 and February 2, 2002...............................4

         Notes to Condensed Consolidated Financial Statements...................................5

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................23

Item 4.  Controls and Procedures...............................................................23

PART II-- OTHER INFORMATION....................................................................24

Item 6.  Exhibits and Reports on Form 8-K......................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------
                                                                   FEBRUARY 1,        NOVEMBER 2,
                                     ASSETS                            2003               2002
                                                                  ------------       ------------
                                                                  (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                     $ 52,002,313       $ 69,696,262
    Accounts receivable
       Trade (net of allowance of $2,482,414 and $2,166,430
           at February 1, 2003 and November 2, 2002)                48,546,005         46,086,007
       Related parties                                               6,699,743          6,228,360
                                                                  ------------       ------------
                                                                    55,245,748         52,314,367

    Inventories                                                     83,244,238         78,730,293
    Prepaid expenses                                                10,485,557          8,523,505
    Prepaid federal income taxes                                     4,117,733          3,808,730
    Deferred income taxes                                            3,394,000          2,732,000
    Other current assets                                             3,809,267          4,427,893
                                                                  ------------       ------------
                 Total Current Assets                              212,298,856        220,233,050


PROPERTY, PLANT AND EQUIPMENT-- NET                                322,178,756        310,913,565



OTHER ASSETS
    Cash surrender value of life insurance                           1,788,374          1,788,374
    Deposits                                                        20,876,554         15,711,204
    Capitalized loan costs (net of accumulated amortization
       of $2,159,607 and $1,729,634 at February 1, 2003 and
       November 2, 2002)                                            10,831,641         11,261,613
    Intangible assets, (net of accumulated amortization of
       $10,418,940 and $9,376,000 at February 1, 2003
       and November 2, 2002)                                         7,725,362          8,768,184
    Sundry                                                           1,174,219            922,360
                                                                  ------------       ------------
                 Total Other Assets                                 42,396,150         38,451,735
                                                                  ------------       ------------
                                                                  $576,873,762       $569,598,350
                                                                  ============       ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------
                                                                  FEBRUARY 1,        NOVEMBER 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 2003                2002
                                                                 ------------       ------------
                                                                 (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable-- trade                                     $ 90,417,245       $ 90,223,335

    Current portion of long-term obligations                        4,718,860          5,180,231
    Accrued liabilities
       Taxes other than income                                      6,674,756          4,943,876
       Other accrued expenses                                      31,686,955         25,709,607
       Income taxes                                                 1,381,419          1,388,244
                                                                 ------------       ------------
                 Total Current Liabilities                        134,879,235        127,445,293

SENIOR NOTES (NET OF UNAMORTIZED PREMIUM
    OF ($2,431,086) AND ($2,501,893) AT FEBRUARY 1, 2003
    AND NOVEMBER 2, 2002, RESPECTIVELY)                           327,431,086        327,501,893


LONG-TERM OBLIGATIONS                                              56,861,278         55,132,393


DEFERRED INCOME TAXES                                              12,005,000         12,344,000


OTHER NON-CURRENT LIABILITIES                                       3,849,188          3,785,884


OBLIGATIONS UNDER STOCK BONUS PLAN                                  6,257,133          6,104,850

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000 shares authorized;
       28,316 shares issued and outstanding                            28,316             28,316
    Retained earnings                                              35,562,526         37,255,721
                                                                 ------------       ------------
                 Total Stockholders' Equity                        35,590,842         37,284,037
                                                                 ------------       ------------
                                                                 $576,873,762       $569,598,350
                                                                 ============       ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                   ----------------------------------
                                                     FEBRUARY 1,         FEBRUARY 2,
                                                        2003               2002
                                                   -------------        -------------
                                                    (UNAUDITED)          (UNAUDITED)

Revenues                                           $ 199,544,801        $ 187,502,416

Costs and expenses                                   174,730,300          161,385,509
                                                   -------------        -------------
              Gross profit                            24,814,501           26,116,907

Selling, general and administrative expenses          17,685,958           16,285,209
                                                   -------------        -------------
              Operating profit                         7,128,543            9,831,698

Other expense (income)
    Interest expense                                  10,287,831            9,132,757
    Interest income                                     (297,539)            (405,686)
    Royalty income                                      (212,505)             (51,573)
    Loss on foreign currency translation                 189,312            2,023,374
    Sundry income                                        (16,671)             (69,674)
                                                   -------------        -------------
                                                       9,950,428           10,629,198
                                                   -------------        -------------
Loss before income taxes                              (2,821,885)            (797,500)

Income tax expense (benefit)
    Current                                                    -              646,000
    Deferred                                          (1,001,000)            (951,000)
                                                   -------------        -------------
                                                      (1,001,000)            (305,000)
                                                   -------------        -------------
                 Net loss                          $  (1,820,885)       $    (492,500)
                                                   =============        =============
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



----------------------------------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED
                                                                          --------------------------------
                                                                           FEBRUARY 1,         FEBRUARY 2,
                                                                             2003                 2002
                                                                          ------------        ------------
                                                                           (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $ (1,820,885)       $   (492,500)
    Adjustments to reconcile net loss
       to net cash provided by operating activities
          Depreciation and amortization                                     13,577,992          11,516,787
          Interest (income) expense on senior notes                            (70,807)            103,136
          Bad debt expense                                                     259,118             166,312
          Deferred salaries                                                     96,900             126,250
          Loss on sale of property, plant and equipment                         28,875              13,088
          Deferred taxes                                                    (1,001,000)           (951,000)
          Restricted stock options                                             279,973                   -
          Foreign currency translation loss                                    116,795                (805)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                    (3,249,087)            762,622
              Increase in inventories                                       (4,513,945)         (2,576,460)
              Increase in prepaid expenses and other current assets         (1,528,947)         (1,996,391)
              Increase in prepaid federal income taxes                        (309,003)            (13,909)
              Increase in other liabilities                                  7,671,014          12,582,215
              Increase in deposits                                          (5,165,350)         (6,416,781)
              Increase (decrease) in accounts payable                          193,910          (9,942,943)
              Decrease (increase) in sundry assets                            (210,338)             85,197
              (Increase) decrease in income taxes                               (6,825)            322,000
                                                                          ------------        ------------
                 Net cash provided by operating activities                   4,348,390           3,286,818
CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                                  (21,798,947)         (9,480,413)
    Acquisition of intangible assets                                                 -          (1,500,000)
                                                                          ------------        ------------
                 Net cash used in investing activities                     (21,798,947)        (10,980,413)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowing under line of credit                                       1,842,377                   -
    Principal payments on long-term obligations                             (2,085,769)         (4,282,031)
    Capitalized loan costs                                                           -            (209,509)
    Proceeds from long-term obligations                                              -           1,292,380
                                                                          ------------        ------------
                 Net cash used in financing activities                        (243,392)         (3,199,160)
                                                                          ------------        ------------
                 Net decrease in cash                                      (17,693,949)        (10,892,755)

Cash and cash equivalents at beginning of year                              69,696,262          53,483,389
                                                                          ------------        ------------
Cash and cash equivalents at end of year                                  $ 52,002,313        $ 42,590,634
                                                                          ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                $  1,394,000        $  1,322,000
                                                                          ============        ============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property, plant and equipment through
       assumption of long-term obligations                                $  1,456,000        $          -
                                                                          =============       ============













   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A-- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three months ended February 1, 2003, are not necessarily indicative of the results that may be expected for the year ended November 1, 2003.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 31, 2003.

RECLASSIFICATIONS

         Certain reclassifications have been made in order for them to conform to the classifications at February 1, 2003.

EMPLOYEE COMPENSATION PLANS

         The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The plans are considered to be variable plans and therefore, stock-based employee compensation cost is reflected in net income as a component of general and administrative expenses, as all options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.


         Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under provisions of FAS 123.

NOTE B - FISCAL PERIOD

         Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The periods ending February 1, 2003 and February 2, 2002 contained 13 weeks.

         NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

         On November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment; Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets; Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans.

         The adoption of these standards did not have a material impact on its financial position or results from operations.

NOTE D - INVENTORIES

Inventories consisted of the following at:        FEBRUARY 1,       NOVEMBER 2,
                                                      2003             2002
                                                  -----------      -----------
                  Raw materials                   $31,246,578      $29,585,642
                  Finished goods                   39,508,361       37,753,695
                  Parts and supplies               12,489,299       11,390,956
                                                  -----------      -----------
                                                  $83,244,238      $78,730,293
                                                  ===========      ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE E -- LEGAL PROCEEDINGS

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


NOTE F -- SUBSEQUENT EVENTS

         On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively.

NOTE G -- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE
SEGMENTS

         The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.


         The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of February 1, 2003 and November 2, 2002 and the three months ending February 1, 2003 and February 2, 2002 of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

(2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                                                      ASSETS

                                              AS OF FEBRUARY 1, 2003


                                                                    GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                                    PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATION         TOTAL

                                                 -------------     -------------     ------------     -------------     ------------

CURRENT ASSETS
    Cash                                         $  40,689,555     $   9,267,830     $  2,044,928     $           -     $ 52,002,313
    Accounts receivable                             12,535,021        39,534,137        9,950,513        (6,773,923)      55,245,748
    Inventories                                              -        69,198,563       14,045,675                 -       83,244,238
    Prepaid expenses                                         -         7,765,526        2,720,031                 -       10,485,557
    Prepaid federal income taxes                       796,000         3,321,733                -                 -        4,117,733
    Deferred income taxes                           (1,357,000)        2,226,000        2,525,000                 -        3,394,000
    Other current assets                                     -         3,636,359          172,908                 -        3,809,267
                                                 -------------     -------------     ------------     -------------     ------------

              Total current assets                  52,663,576       134,950,148       31,459,055        (6,773,923)     212,298,856

PROPERTY, PLANT AND EQUIPMENT-- NET                          -       268,420,339       54,158,417          (400,000)     322,178,756
OTHER ASSETS
    Cash surrender value of life insurance                   -         1,788,374                -                 -        1,788,374
    Deposits                                                 -        20,876,554                -                 -       20,876,554
    Investments in and advances to affiliates      319,170,264      (256,804,571)               -       (62,365,693)               -
    Capitalized loan costs                           1,123,047         9,708,594                -                 -       10,831,641
    Intangible assets                                        -         3,813,038        3,912,324                 -        7,725,362
    Deferred tax asset-- long term                     (86,000)           86,000                -                 -                -
    Sundry                                                   -         5,961,332          212,887        (5,000,000)       1,174,219
                                                 -------------     -------------     ------------     -------------     ------------

              Total other assets                   320,207,311      (214,570,679)       4,125,211       (67,365,693)      42,396,150
                                                 -------------     -------------     ------------     -------------     ------------

                                                 $ 372,870,887     $ 188,799,808     $ 89,742,683     $ (74,539,616)    $576,873,762
                                                 =============     =============     ============     =============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                              AS OF FEBRUARY 1, 2003



                                                                   GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                                  PARENT          SUBSIDIARIES      SUBSIDIARIES      ELIMINATION         TOTAL

                                                -------------     -------------     ------------     -------------     ------------

CURRENT LIABILITIES
    Accounts payable                            $           -     $  67,197,820     $ 29,993,346     $  (6,773,921)    $ 90,417,245
    Current portion of long-term liabilities                -         3,600,398        1,118,462                 -        4,718,860
    Taxes other than income                                 -         5,966,363          708,393                 -        6,674,756
    Income taxes                                     (168,440)        1,549,859                -                 -        1,381,419
    Other accrued expenses                         14,221,072        16,701,440          764,443                 -       31,686,955
                                                -------------     -------------     ------------     -------------     ------------

              Total current liabilities            14,052,632        95,015,880       32,584,644        (6,773,921)     134,879,235

SENIOR NOTES                                      330,972,093        (3,541,007)               -                 -      327,431,086

LONG-TERM OBLIGATIONS                                       -         3,263,996       58,597,282        (5,000,000)      56,861,278

DEFERRED INCOME TAXES                             (12,137,000)       22,705,000        1,437,000                 -       12,005,000

OTHER LONG-TERM LIABILITIES                                 -         3,230,799          618,389                 -        3,849,188
                                                -------------     -------------     ------------     -------------     ------------

              Total liabilities                   332,887,725       120,674,668       93,237,315       (11,773,921)     535,025,787

OBLIGATIONS UNDER STOCK BONUS PLAN                  4,392,320         1,864,813                -                 -        6,257,133

STOCKHOLDERS' EQUITY (DEFICIT)                     35,590,842        66,260,327       (3,494,632)      (62,765,695)      35,590,842
                                                -------------     -------------     ------------     -------------     ------------

                                                $ 372,870,887     $ 188,799,808     $ 89,742,683     $ (74,539,616)    $576,873,762
                                                =============     =============     ============     =============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                                       CONDENSED CONSOLIDATING BALANCE SHEET

                                              AS OF NOVEMBER 2, 2002

                                                                  GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION        TOTAL

                                                -------------    -------------    ------------    -------------    ------------

CURRENT ASSETS
    Cash and cash equivalents                   $  44,619,480    $  22,888,938    $  2,187,844    $           -    $ 69,696,262
    Accounts receivable                             5,086,992       44,941,401       8,757,490       (6,471,516)     52,314,367
    Inventories                                             -       62,985,057      15,745,236                -      78,730,293
    Prepaid expenses                                        -        6,273,988       2,249,517                -       8,523,505
    Prepaid federal income taxes                      796,000        3,012,730               -                -       3,808,730
    Deferred income taxes                          (2,019,000)       2,226,000       2,525,000                -       2,732,000
    Other current assets                                    -        4,057,036         370,857                -       4,427,893
                                                -------------    -------------    ------------    -------------    ------------

              Total current assets                 48,483,472      146,385,150      31,835,944       (6,471,516)    220,233,050

PROPERTY, PLANT AND EQUIPMENT-- NET                         -      255,598,323      55,715,242         (400,000)    310,913,565
OTHER ASSETS
    Cash surrender value of life insurance                  -        1,788,374               -                -       1,788,374
    Deposits                                                -       15,711,204               -                -      15,711,204
    Investments in and advances to affiliates     316,666,208     (254,504,681)              -      (62,161,527)              -
    Capitalized loan costs                          1,155,757       10,105,856               -                -      11,261,613
    Intangible assets                                       -        4,504,210       4,263,974                -       8,768,184
    Deferred tax asset                                (86,000)          86,000               -                -               -
    Prepaids                                                -          910,466               -                -         910,466
    Note receivable                                         -        5,011,894               -       (5,000,000)         11,894
                                                -------------    -------------    ------------    -------------    ------------

              Total other assets                  317,735,965     (216,386,677)      4,263,974      (67,161,527)     38,451,735
                                                -------------    -------------    ------------    -------------    ------------

                                                $ 366,219,437    $ 185,596,796    $ 91,815,160    $ (74,033,043)   $569,598,350
                                                =============    =============    ============    =============    ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 2, 2002


                                                                  GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATION        TOTAL

                                               -------------    -------------    ------------    -------------    ------------

CURRENT LIABILITIES
    Accounts payable                           $           -    $  65,472,597    $ 31,222,254    $  (6,471,516)   $ 90,223,335
    Current portion of long-term liabilities               -        3,459,728       1,720,503                -       5,180,231
    Taxes other than income                                -        4,392,901         550,975                -       4,943,876
    Deferred income tax liability                   (118,000)         118,000               -                -               -
    Income taxes                                    (168,440)       1,556,684               -                -       1,388,244
    Other accrued expenses                         5,481,483       16,638,057       3,590,067                -      25,709,607
                                               -------------    -------------    ------------    -------------    ------------

              Total current liabilities            5,195,043       91,637,967      37,083,799       (6,471,516)    127,445,293

SENIOR NOTES                                     331,146,037       (3,644,144)              -                -     327,501,893

LONG-TERM OBLIGATIONS                                      -        2,981,314      57,151,079       (5,000,000)     55,132,393

DEFERRED INCOME TAXES                            (11,798,000)      22,705,000       1,437,000                -      12,344,000

OTHER LONG-TERM LIABILITIES                                -        3,147,418         638,466                -       3,785,884

OBLIGATIONS UNDER STOCK BONUS PLANS                4,392,320        1,712,530               -                -       6,104,850

    STOCKHOLDERS' EQUITY (DEFICIT)                37,284,037       67,056,711      (4,495,184)     (62,561,527)     37,284,037
                                               -------------    -------------    ------------    -------------    ------------

                                               $ 366,219,437    $ 185,596,796    $ 91,815,160    $ (74,033,043)   $569,598,350
                                               =============    =============    ============    =============    ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 1, 2003


                                                                GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                  PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATION        TOTAL

                                               -----------    -------------    ------------    -----------    -------------

Revenues                                       $         -    $ 180,044,685    $ 21,843,435    $(2,343,319)   $ 199,544,801

Cost and expenses                                        -      156,603,760      20,199,859     (2,073,319)     174,730,300
                                               -----------    -------------    ------------    -----------    -------------

              Gross profit (loss)                        -       23,440,925       1,643,576       (270,000)      24,814,501

Selling, general and administrative expenses        94,911       16,409,230       1,451,817       (270,000)      17,685,958
                                               -----------    -------------    ------------    -----------    -------------

              Operating (loss) profit              (94,911)       7,031,695         191,759              -        7,128,543

Other expense (income)
    Equity in loss (earnings) of affiliates      1,723,634          199,889               -     (1,923,523)               -
    Interest expense                             8,657,478          746,671       1,085,787       (202,105)      10,287,831
    Interest income                             (7,519,138)       7,099,334         (79,840)       202,105         (297,539)
    Royalty income                                       -         (212,505)              -              -         (212,505)
    Loss on foreign currency translation                 -                -         189,312              -          189,312
    Sundry (income) loss                          (135,000)         122,381          (4,052)             -          (16,671)
                                               -----------    -------------    ------------    -----------    -------------

                                                 2,726,974        7,955,770       1,191,207     (1,923,523)       9,950,428
                                               -----------    -------------    ------------    -----------    -------------

(Loss) earnings before income taxes             (2,821,885)        (924,075)       (999,448)     1,923,523       (2,821,885)

Income taxes
    Current                                              -                -               -              -                -
    Deferred                                    (1,001,000)               -               -              -       (1,001,000)
                                               -----------    -------------    ------------    -----------    -------------

Net (loss) earnings                            $(1,820,885)   $    (924,075)   $   (999,448)   $ 1,923,523    $  (1,820,885)
                                               ===========    =============    ============    ===========    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 2, 2002


                                                                GUARANTOR    NONGUARANTOR                    CONSOLIDATED
                                                  PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATION        TOTAL

                                               -----------    ------------   ------------    ------------    -------------

Revenues                                       $         -    $167,601,302   $ 19,901,114    $          -    $ 187,502,416

Cost and expenses                                        -     141,320,519     20,064,990               -      161,385,509
                                               -----------    ------------   ------------    ------------    -------------


              Gross profit (loss)                        -      26,280,783       (163,876)              -       26,116,907

Selling, general and administrative expenses             -      14,571,575      1,713,634               -       16,285,209
                                               -----------    ------------   ------------    ------------    -------------

              Operating profit (loss)                    -      11,709,208     (1,877,510)              -        9,831,698

Other expense (income)

    Equity in loss (earnings) of affiliates        823,778         981,986              -      (1,805,764)               -

    Interest expense                             7,472,743         519,254      1,195,261         (54,501)       9,132,757

    Interest income                             (7,364,021)      7,082,126       (178,292)         54,501         (405,686)

    Gain on foreign currency translation                 -               -      2,023,374               -        2,023,374

    Sundry income                                 (135,000)         21,677         (7,924)              -         (121,247)
                                               -----------    ------------   ------------    ------------    -------------

                                                   797,500       8,605,043      3,032,419      (1,805,764)      10,629,198
                                               -----------    ------------   ------------    ------------    -------------

(Loss) earnings before income taxes               (797,500)      3,104,165     (4,909,929)      1,805,764         (797,500)

Income taxes (benefit) expense                    (305,000)              -              -               -         (305,000)
                                               -----------    ------------   ------------    ------------    -------------


Net (loss) earnings                            $  (492,500)   $  3,104,165   $ (4,909,929)   $  1,805,764    $    (492,500)
                                               ===========    ============   ============    ============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 1, 2003


                                                                 GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                   PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATION        TOTAL

                                               ------------    ------------    -----------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                    $    170,075    $  6,613,233    $(2,434,918)   $         -    $  4,348,390

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                 -     (21,301,376)      (497,571)             -     (21,798,947)
    Investment in and advances to affiliates     (4,100,000)       (400,000)             -      4,500,000               -
                                               ------------    ------------    -----------    -----------    ------------

              Net cash (used in) provided by
                 investing activities            (4,100,000)    (21,701,376)      (497,571)     4,500,000     (21,798,947)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net borrowings under line of credit                   -               -      1,842,377              -       1,842,377
    Principal payments on long-term
       obligations                                        -      (1,032,965)    (1,052,804)             -      (2,085,769)
    Proceeds from long-term obligations                   -       2,500,000              -     (2,500,000)              -
    Preferred stock                                       -               -      2,000,000     (2,000,000)              -
                                               ------------    ------------    -----------    -----------    ------------

              Net cash provided by (used in)
                  financing activities                    -       1,467,035      2,789,573     (4,500,000)       (243,392)
                                               ------------    ------------    -----------    -----------    ------------

Net decrease in cash                             (3,929,925)    (13,621,108)      (142,916)             -     (17,693,949)

Cash and cash equivalents at beginning
    of year                                      44,619,480      22,888,938      2,187,844              -      69,696,262
                                               ------------    ------------    -----------    -----------    ------------

Cash and cash equivalent at end of year        $ 40,689,555    $  9,267,830    $ 2,044,928    $         -    $ 52,002,313
                                               ============    ============    ===========    ===========    ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE G-- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                   FOR THE THREE MONTHS ENDED FEBRUARY 2, 2002

                                                                   GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                    PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATION         TOTAL
                                                  -----------     ------------    ------------   -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by (used in)
       operating activities                       $         -     $   (697,926)   $  3,984,744   $         -     $   3,286,818

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                   -       (7,800,615)     (1,679,798)            -        (9,480,413)
    Investment in and advances to affiliates                -                -               -             -                 -
    Acquisition of intangible assets                        -       (1,500,000)              -             -         (1,500,00)
                                                  -----------     ------------    ------------   -----------     -------------

              Net cash (used in) provided by
                 investing activities                       -       (9,300,615)     (1,679,798)            -       (10,980,413)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Payments on long-term obligations                       -       (1,317,213)     (2,964,818)            -        (4,282,031)
    Proceeds from long-term obligations                     -                -       1,292,380             -         1,292,380
    Capitalized loan costs                                  -         (209,509)              -             -          (209,509)
                                                  -----------     ------------    ------------   -----------     -------------

              Net cash provided by (used in)
                 financing activities                       -       (1,526,722)     (1,672,438)            -        (3,199,160)
                                                  -----------     ------------    ------------   -----------     -------------

Net (decrease) increase in cash                             -      (11,525,263)        632,508             -       (10,892,755)

Cash and cash equivalents at beginning
    of year                                             1,000       51,476,877       2,005,512             -        53,483,389
                                                  -----------     ------------    ------------   -----------     -------------

Cash and cash equivalent at end of year           $     1,000     $ 39,951,614    $  2,638,020   $         -     $  42,590,634
                                                  ===========     ============    ============   ===========     =============





                                                 GUARANTOR        NONGUARANTOR
                                                SUBSIDIARIES      SUBSIDIARIES      TOTAL
                                                ------------      ------------   -----------

DEPRECIATION AND AMORTIZATION EXPENSE
    PERIOD ENDED

    02/01/03                                     $11,719,946      $2,406,046     $13,577,992
                                                 ===========      ==========      ==========

     02/02/02                                    $ 9,504,136      $2,012,651     $11,516,787
                                                 ===========      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the "Risk Related to Our Business" section, in our Form 10-K for the year ended November 2, 2002, for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

         All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories, including the impact of possible new technologies, our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three-month periods ended February 1, 2003 and February 2, 2002 were 13 weeks long.

    Listed in the table below are our revenues and related percentages of revenue for the three months ended February 1, 2003 and February 2, 2002 in each of our product categories.


                                                             Three Months Ended          Three Months Ended
                                                              February 1, 2003            February 2, 2002
                                                                     (dollar amounts in thousands)
                                                          ----------------------------------------------------


                                                            2003              %          2002              %
                                                          ----------------------------------------------------
Carbonated and non-carbonated beverage revenue            $ 86,826           43.5%     $ 85,392          45.6%
Consumer cleaning revenue                                   64,125           32.1        57,197          30.5
Food and processed juice revenue                            26,255           13.2        24,715          13.2
Industrial, agricultural and automotive revenue             12,037            6.0         9,985           5.3
Health, personal care and distilled spirits revenue          1,593            0.8         2,676           1.4
Other revenue (a)                                            8,709            4.4         7,537           4.0
                                                          ----------------------------------------------------

Total revenue                                             $199,545          100.0%     $187,502         100.0%



         (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics) and other miscellaneous sources of revenue.

Three Months Ended February 1, 2003 Compared to Three Months Ended February 2, 2002

REVENUE

    Revenue increased 6.4% to $199.5 million for the three months ended February 1, 2003 while unit sales increased for the period by 7.2%. These results were driven by consistent performance in our core business combined with the start up of several new initiatives. Resin prices (which represent a significant cost of the product) have increased in the three-month period ended February 1, 2003 as compared to the three-month period ended February 2, 2002. We estimate that higher resin prices resulted in approximately a $2.2 million increase in revenues for the three months ended February 1, 2003.

    Revenue and unit sales increases and decreases by product category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue increased 1.7% to $86.8 million while unit sales during the three-month period ended February 1, 2003 increased by 8.4% over the same period in 2002. Revenue generated by the U.S. market remained flat while revenue generated by Brazil increased 7.3%. Unit sales growth was attributable to the Brazilian market where unit sales increased 25% over the prior period. The growth in revenue was the result of strong preform sales in Brazil combined with increased demand for water containers in the U.S. market. The increase in preform sales, and their lower selling prices compared to blown bottles, is the reason unit volume grew at a higher level than dollar volume.

    - Consumer cleaning revenue increased 12.1% to $64.1 million. Unit sales during the three-month period ended February 1, 2003 remained flat over the three-month period ended February 2, 2002. The growth in revenue during the quarter was primarily attributable to two factors. First, higher HDPE material prices were passed through in the form of higher selling prices. Second, the mix shifted towards larger and heavier containers sold primarily through discount retailers. Several new projects began shipping during the first quarter of 2003, including containers in the automatic dish wash and hard surface cleaner area.


    - Our Food and processed juice category posted increases in both revenue and unit volume for the first quarter of 2003. Food and processed juices revenue increased 6.2% to $26.3 million. Unit sales during the three-month period ended February 1, 2003 increased 12.0% over the three-month period ended February 2, 2002. This performance was the result of broad based activity across all customers combined with the start up of several key initiatives including a new multi-layer barrier edible oil package that began shipping during the first quarter of 2003.

    - Industrial, agricultural and automotive revenue increased 20.5% to $12.0 million. Unit sales for the three-month period ended February 1, 2003 decreased 0.3% from the three-month period ended February 2, 2002. The increase in revenue was driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market along with higher HDPE material prices that resulted in higher selling prices. Extreme winter weather in the Midwest and Northeast are also helping drive sales in this sector.

    - The health, personal care and distilled spirits category, a business that currently accounts for less than 1% of our revenue, saw a decline in both revenue and sales units during the quarter. Health, personal care and distilled spirits revenue decreased 40.5% to $1.6 million. Unit sales for the three-month period ended February 1, 2003 decreased 62.4% over the three-month period ended February 2, 2002. This decrease was the result of our exit from a piece of business in this sector that was performing below expectations. Due to the continued reduction in sales volume in this product category, we will not report on this category separately in the future.

    - Other revenue increased 15.5% to $8.7 million. This increase is attributable mainly to increases in other materials sales, freight, recycling and other miscellaneous revenue.

GROSS PROFIT

    Gross profit decreased 5.0% to $24.8 million for the three-month period ended February 1, 2003. Gross profit as a percent of revenue decreased to 12.4% as compared to 13.9% in the prior period. The decrease in gross profit is primarily attributable to increased operating costs associated with the start-up of several new product lines and the addition of two new facilities and the expansion of two existing facilities. Increases in labor costs and parts maintenance costs contributed to the decrease in gross profit as well. In addition, the erosion of gross profit as a percentage of revenue was also due to higher resin costs that increased revenue without increasing associated gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended February 1, 2003 increased 8.6% to $17.7 million. As a percentage of revenue, selling, general and administrative expenses increased to 8.9% for the three months ended February 1, 2003 from 8.7% in the three months ended February 2, 2002. Increases in insurance, depreciation and IT expenses contributed approximately $1.0 million to the increase. Compensation expense recorded for restricted stock options of approximately $280,000 contributed to the increase as well.

INTEREST EXPENSE

    Interest expense increased by 12.6% to $10.3 million for the three-month period ended February 1, 2003. The increase was due to the sale, on September 25, 2002, of $50.0 million of the 10.75% Senior Notes, which contributed to the approximately $58.4 million increase in our debt level over the prior period ending February 2, 2002.

OTHER (INCOME) AND EXPENSE

    Other income increased by $1.8 million to $(0.3) million for the three month period ended February 1, 2003. The increase was primarily attributable to a decrease in foreign currency exchange rate losses over the prior period. Foreign currency exchange rate losses decreased to $0.1 million for the period ended February 1, 2003 as compared to $2.0 million for the period ended February 2, 2002.

NET (LOSS)

    Net loss increased by $1.3 million from a net loss of $0.5 million for the three-month period ended February 2, 2002 to a net loss of $1.8 million for the three-month period ended February 1, 2003. As previously discussed, the decrease in gross profit along with an increase in interest expense, partially offset by a reduction in loss on foreign currency, were factors which resulted in a higher loss for the period.

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


    During the period ended February 1, 2003, we spent approximately $21.8 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $103 million in fiscal 2003.

    We are using technology that will allow us to pursue opportunities in the beer, condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Our largest customer in Brazil, AmBev, is also the largest brewer in South America. Additionally, we are currently exploring opportunities in Eastern Europe.

       We had positive cash flow from operating activities of $4.3 million, which in part funded our capital expenditures of approximately $21.8 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities.

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

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the three-month period ended February 1, 2003, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentina customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations resulted in a loss of approximately $0.2 million for the period ended February 1, 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased 32.3% to $4.3 million for the three months ended February 1, 2003 as compared to the three months ended February 2, 2002. The increase in cash was primarily the result of a $2.3 million increase in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation. The increase in non-cash expenses was offset by a decrease in operating performance of $1.3 million.

    Net cash used in investing activities was $21.8 million and $11.0 million for the three-month periods ending February 1, 2003 and February 2, 2002, respectively. Investing activities were primarily attributable to the acquisition of property and equipment. For the three months ended February 1, 2003 and February 2, 2002, property and equipment acquisitions were $21.8 million and $9.5 million, respectively.

    Net cash used in financing activities was $0.2 million and $3.2 million for the three-month periods ended February 1, 2003 and February 2, 2002, respectively. In the three months ended February 1, 2003, net cash of $2.1 million was used to make principal payments on long-term obligations. The use of cash was partially offset by net proceeds from long-term obligations of $1.8 million. In the three months ended February 2, 2002, cash was provided from long-term obligations of $1.3 million. The cash provided was partially used to make $4.3 million of principal payments on long-term obligations.

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

    The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. We continue to use the net proceeds from the September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

    On August 20, 2001, in conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of February 1, 2003, $56.4 million in letters of credit were outstanding under the Amended Credit Agreement and we had $93.6 million available for borrowing.

    Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2003 is approximately $103 million and $90 million in 2004, a majority of which is expected to be discretionary capital expenditures. Our new site in Florida began production in December 2002. Additionally, we expect our new site in Alabama will start up in the second quarter of 2003. We expect to finance all of our capital expenditures with operating cash flows and the net proceeds of the offering of $50.0 million principal amount of 10.75% Senior Notes due 2011 that closed in September 2002, and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of February 1, 2003, we had approximately $52.0 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                          CRITICAL ACCOUNTING POLICIES

    Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of our annual financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

    Losses on accounts receivable are based upon their current status, historical experience and management's evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on our allowance for doubtful accounts.

    Property, plant and equipment are recorded at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. Long-lived assets are tested for impairment annually and when an event occurs that indicates impairment may exist.

                        IMPACT OF NEW ACCOUNTING POLICIES

    On November 3, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment; Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets; Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans.

    The adoption of these standards did not have a material impact on our financial position or results from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FOREIGN EXCHANGE CONTRACTS

      At February 01, 2003 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

    On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which will be determined via linear interpolation.


ITEM 4. CONTROLS AND PROCEDURES

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

                                    PLASTIPAK HOLDINGS, INC.



Dated:  March 18, 2003              By: /s/ William C. Young
                                        -------------------------------------
                                        William C. Young
                                        President and Chief Executive Officer


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Plastipak's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Plastipak and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to Plastipak, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of Plastipak's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Plastipak's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              Date: March 18, 2003
                                       /s/ William C. Young
                                       ------------------------
                                       William C. Young
                                       Chief Executive Officer
                                       Plastipak Holdings, Inc.

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Plastipak's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Plastipak and we have:

    (d) designed such disclosure controls and procedures to ensure that material information relating to Plastipak, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (e) evaluated the effectiveness of Plastipak's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (f)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Plastipak's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                /s/  Michael J. Plotzke
                                    ------------------------------
                                    Michael J. Plotzke
                                    Chief Financial Officer
                                    Plastipak Holdings, Inc.

                               10-Q EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-oxley Act of 2002



EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-oxley Act of 2002