Form 10-K/A
period 2002-11-02
PLASTIPAK HOLDINGS INC
filed 2003-04-15
CIK 1161738

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------

        DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note


This Amendment No. 1 to the Form 10K for the year ended November 2, 2002, includes revisions to identify the consolidated balance sheet as of November 3, 2001 and the consolidated statements of stockholders' equity as of October 30, 1999 and for the years ended October 28, 2000 and November 3, 2001 as restated, to expand the disclosure in Note L to the consolidated financial statements related to the restatement adjustments, and to revise the wording in the report of independent certified public accountants related to the restatements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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


As discussed in Note L, the accompanying consolidated balance sheet as of November 3, 2001 and the consolidated statements of stockholders' equity as of October 30, 1994 and for for the year ended November 3, 2001 and October 28, 2000 have been restated to reflect an obligation for awards issued under a stock bonus plan. As discussed in Note N to the consolidated financial statements, during the year ended October 28, 2000, the Company changed its method of accounting for the purchase of parts and supplies used in its manufacturing facilities.


We have also audited Schedule II of Plastipak Holdings, Inc. and Subsidiaries for the years ended November 2, 2002, November 3, 2001 and October 28, 2000. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP




Southfield, Michigan
January 8, 2003

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                        NOVEMBER 3,
                                     ASSETS                                                                2001
                                                                                    NOVEMBER 2,         (RESTATED-
                                                                                       2002               NOTE L)
                                                                                    -----------         -----------
CURRENT ASSETS
    Cash and cash equivalents                                                     $  69,696,262       $  53,483,389
    Accounts receivable
       Trade (net of allowance of $2,166,430 and $6,111,236
           at November 2, 2002 and November 3, 2001)                                 46,086,007          48,906,619
       Related parties                                                                6,228,360           6,695,143
                                                                                    -----------         -----------
                                                                                     52,314,367          55,601,762

    Prepaid expenses                                                                  8,523,505          10,154,635
    Inventories                                                                      78,730,293          77,930,887
    Prepaid federal income taxes                                                      3,808,730           1,100,000
    Deferred income taxes                                                             2,732,000           6,437,000
    Other current assets                                                              4,427,893           5,202,346
                                                                                    -----------         -----------
                 Total Current Assets                                               220,233,050         209,910,019

PROPERTY, PLANT AND EQUIPMENT -- NET                                                310,913,565         270,382,231



OTHER ASSETS
    Cash surrender value of life insurance                                            1,788,374           1,650,845
    Deposits                                                                         15,711,204           6,066,405
    Capitalized loan costs (net of accumulated amortization
       of $1,729,634 and $267,508 at November 2, 2002 and
       November 3, 2001)                                                             11,261,613          10,679,904
    Intangible assets, (net of accumulated amortization of
       $9,376,000 and $7,447,400 at November 2, 2002
       and November 3, 2001)                                                          8,768,184           3,282,302
    Prepaid expenses                                                                    910,466             553,235
    Note receivable                                                                      11,894           2,529,736
                                                                                    -----------         -----------
                 Total Other Assets                                                  38,451,735          24,762,427
                                                                                    -----------         -----------
                                                                                  $ 569,598,350       $ 505,054,677
                                                                                    ===========         ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                                        NOVEMBER 3,
                                                                                                           2001
                                                                                    NOVEMBER 2,         (RESTATED-
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2002               NOTE L)
                                                                                    -----------         -----------
CURRENT LIABILITIES
    Accounts payable
       Trade                                                                      $  89,505,818       $  95,498,517
       Related parties                                                                  717,517             150,664
                                                                                    -----------         -----------
                                                                                     90,223,335          95,649,181

    Current portion of long-term obligations                                          5,180,231           6,615,597
    Accrued liabilities
       Taxes other than income                                                        4,943,876           4,454,849
       Other accrued expenses                                                        25,709,607          23,761,086
       Income taxes                                                                   1,388,244           1,081,560
                                                                                    -----------         -----------
                 Total Current Liabilities                                          127,445,293         131,562,273

SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT/PREMIUM)
    OF ($2,501,893) AND $4,056,688 AT NOVEMBER 2, 2002
    AND NOVEMBER 3, 2001, RESPECTIVELY                                              327,501,893         270,943,312

LONG-TERM OBLIGATIONS                                                                55,132,393          55,503,756

DEFERRED INCOME TAXES                                                                12,344,000          11,238,000

OTHER NON-CURRENT LIABILITIES                                                         3,785,884           3,399,352

OBLIGATIONS UNDER STOCK BONUS PLAN                                                    6,104,850           2,941,320

STOCKHOLDERS' EQUITY
    Common stock, no par value, 60,000 shares authorized;
       28,316 and 27,753 shares issued and outstanding,
        respectively                                                                     28,316              27,753
    Retained earnings                                                                37,255,721          29,438,911
                                                                                    -----------         -----------
                 Total Stockholders' Equity                                          37,284,037          29,466,664
                                                                                    -----------         -----------
                                                                                  $ 569,598,350       $ 505,054,677
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
                                                                     ===========      ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                       COMMON          RETAINED
                                                                       STOCK           EARNINGS           TOTAL
                                                                      --------       ------------      ------------
Balance, October 30, 1999, as previously
    reported (Note L)                                                 $ 27,753       $ 20,228,295      $ 20,256,048

Restated to reflect obligations under stock
    bonus plan                                                             -           (2,395,000)       (2,395,000)
                                                                      --------       ------------      ------------
Balance, October 30, 1999, as restated (Note L)                         27,753         17,833,295        17,861,048

Net earnings                                                               -            4,918,240         4,918,240

Increase in stock redemption value (Note L)                                -             (187,000)         (187,000)
                                                                      --------       ------------      ------------
Balance, October 28, 2000, as restated (Note L)                         27,753         22,564,535        22,592,288

Net earnings                                                               -            7,147,376         7,147,376

Increase in stock redemption value (Note L)                                -             (273,000)         (273,000)
                                                                      --------       ------------      ------------
Balance, November 3, 2001, as restated (Note L)                         27,753         29,438,911        29,466,664

Net earnings                                                               -            8,592,810         8,592,810

Issuance of 563 shares of common stock                                     563                -                 -

Increase in stock redemption value                                         -             (776,000)         (776,000)
                                                                      --------       ------------      ------------
Balance, November 2, 2002                                             $ 28,316       $ 37,255,721      $ 37,284,037
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

NOTE L -- STOCK COMPENSATION PLANS AND RESTATEMENT



Plastipak sponsors two Restricted Stock Bonus Plans. Pursuant to the terms of the Amended and Restated Stock Bonus Plan (as amended in 2002), the Company has reserved 5,450 common shares for issuance. Vesting under the plan ranges from 0-10 years at the discretion of the Board of Directors. Pursuant to the terms of awards granted in 1985, 1,379 shares (as adjusted for the reorganization discussed in Note A) had been acquired in 1990 pursuant to the terms of this plan. At November 3, 2001 and October 28, 2000 there were options outstanding to acquire 1,199 shares at a nominal per share price. During the year ended November 2, 2002 the Company granted options to acquire an additional 872 shares, and options for 263 shares were exercised. At November 2, 2002, options to acquire 1,808 shares were outstanding.


The Company adopted the 2002 Restricted Stock Bonus Plan on October 16, 2002. Pursuant to the terms of this plan, the Company has reserved 5,450 shares for issuance of which options to acquire 1,000 shares were granted at a nominal per share price. The options vest over a period from 0-10 years at the discretion of the Board of Directors. During the year ending November 2, 2002 certain employees exercised options to acquire 300 shares of common stock.


Each of the above referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments.




In connection with reviewing the required accounting for the Amended and Restated Stock Bonus Plan and the options issued under the 2002 Restricted Stock Bonus Plan, management determined the provisions of EITF 87-23 Book Value Stock Purchase Plans and Rule 5-02.28 of Regulation S-X-Redeemable Preferred Stocks, applied. As a result, the restatement adjustments described below were made to reflect the mandatory redemption features underlying the awards and reflect the related obligation as a liability. The $2,395,000 adjustment to retained earnings as of October 31, 1999 represents the stipulated value of the shares underlying the awards at that date. Increases in the per share redemption value in 2000, 2001 and 2002, of $187,000, $273,000 and $776,000, respectively, associated with the 1,379 shares referred to above are treated as a reduction of retained earnings and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the year ended November 3, 2002 is $2,387,530, representing the excess of the redemption value over the exercise price for options granted during the year and the increase in redemption value associated with unexercised options.


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

                  Consolidated Statements of Earnings for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Consolidated Statements of Stockholders' Equity for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Consolidated Statements of Cash Flows for the years ended November 2, 2002, November 3, 2001 and October 28, 2000

                  Notes to the Consolidated Financial Statements


     (a)(2) Financial Statement Schedules -- Schedule II Valuation and Qualifying Accounts



     All other schedules are inapplicable or have been disclosed in the Notes to the Consolidated Financial Statements and, therefore, have been omitted.


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

         10.1 Fourth Amended and Restated Credit Agreement dated as of August 20, 2001 by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Clean Tech, Inc., Whiteline Express, Ltd., TABB Realty, LLC, various banks, Comerica Bank (as Lead Arranger and Administrative Agent), Bank One Michigan (as Syndications Agent), Standard Federal Bank (as Syndications Agent) and Fleet National Bank (as Documentation Agent) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.2 First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.3 Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of September 18, 2002 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

         10.4* Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

         10.5* Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September 17, 2002)

         10.6*/** First Amendment to Amended and Restated Restricted Stock Bonus
                  Plan of Plastipak Holdings, Inc.

         10.7*/** 2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.

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

** Previously filed.



              (b) Current reports on Form 8-K. During the fourth quarter of 2002, we filed one Form 8-K Report dated September 19, 2002. The Report, made under cover of Item 5, discusses an amendment to our Amended Credit Agreement.

                                   SIGNATURE


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


                                                    Dated: April 15, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, William C. Young, the principal executive officer of Plastipak Holdings, Inc., certify that:


1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Plastipak Holdings, Inc.;


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




Date: April 15, 2003                            /s/ William C. Young
                                                ----------------------------
                                                William C. Young
                                                Chief Executive Officer
                                                Plastipak Holdings, Inc.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427


I, Michael J. Plotzke, the principal financial officer of Plastipak Holdings, Inc., certify that:


1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Plastipak Holdings, Inc.;


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




Date: April 15, 2003                          /s/ Michael J. Plotzke
                                            --------------------------------
                                              Michael J. Plotzke
                                              Chief Financial Officer
                                              Plastipak Holdings, Inc.

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

10.5 Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September 17, 2002)


10.6** First Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc.



10.7**            2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.


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


-------------
** Peviously filed