Form 10-Q
period 2003-05-03
PLASTIPAK HOLDINGS INC
filed 2003-06-16
CIK 1161738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
       [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 2003
                                       OR
       [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 333-73552
                            PLASTIPAK HOLDINGS, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

              Michigan                                    52-2186087
---------------------------------------          ----------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

                  9135 General Court, Plymouth, Michigan 48170
                  --------------------------------------------

                    (Address of principal executive offices)

                                 (734) 455-3600
                                 --------------

              (Registrant's telephone number, including area code)
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No [X]

         --------------------------------------------------------------
The number of shares of the registrant's common stock, $1.00 par value, outstanding as of May 3, 2003 was 28,316.
--------------------------------------------------------------------------------

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX



                                                                                                               PAGE

PART I - FINANCIAL INFORMATION...................................................................................1

Item 1.     Financial Statements.................................................................................1

            Condensed Consolidated Balance Sheets as of May 3, 2003 (unaudited)
            and November 2, 2002  ...............................................................................1

            Condensed Consolidated Statements of Earnings (unaudited) for the
            Three Month and Six Month Periods Ended May 3, 2003 and May 4, 2002..................................3

            Condensed Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended May 3, 2003 and May 4, 2002.........................................................4

            Notes to Condensed Consolidated Financial Statements.................................................6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................................20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........................................31

Item 4.     Controls and Procedures.............................................................................31

PART II - OTHER INFORMATION.....................................................................................32

Item 6.     Exhibits and Reports on Form 8-K....................................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               MAY 3,       NOVEMBER 2,
                                   ASSETS                       2003           2002
                                                            ------------   ------------
                                                            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                 $ 34,147,296   $ 69,696,262
  Accounts Receivable
    Trade (net of allowance of $2,977,950 and $2,166,430
      at May 3, 2003 and November 2, 2002)                    46,769,431     46,086,007
    Related parties                                            7,005,210      6,228,360
                                                            ------------   ------------

                                                              53,774,641     52,314,367

Inventories                                                   89,998,112     78,730,293
Prepaid expenses                                              11,824,160      8,523,505
Prepaid federal income taxes                                   1,935,157      3,808,730
Deferred income taxes                                          4,339,000      2,732,000
Other current assets                                           4,357,399      4,427,893
                                                            ------------   ------------

      Total Current Assets                                   200,375,765    220,233,050

PROPERTY, PLANT & EQUIPMENT- NET                             347,013,828    310,913,565

OTHER ASSETS
  Cash surrender value of life insurance                       1,788,374      1,788,374
  Deposits                                                    14,984,526     15,711,204
  Capitalized loan costs (net of accumulated amortization
   of $2,589,578 and $1,729,634 at May 3, 2003 and
    November 2, 2002)                                         10,401,669     11,261,613
  Intangible assets (net of accumulated amortization of
   of $11,461,761 and $9,376,111 at May 3, 2003
    and November 2, 2002)                                      6,957,541      8,768,184
  Prepaids                                                       967,793        910,466
  Sundry                                                         257,964         11,894
                                                            ------------   ------------

    Total Other Assets                                        35,357,867     38,451,735
                                                            ------------   ------------

      Total Assets                                          $582,747,460   $569,598,350
                                                            ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            MAY 3,       NOVEMBER 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2003           2002
                                                         ------------   ------------
                                                          (UNAUDITED)
CURRENT LIABILITIES
  Accounts payable - trade                               $ 93,097,113   $ 90,223,335
  Current portion of long term obligation                   4,921,344      5,180,231
  Accrued liabilities
    Taxes other than income                                 5,890,955      4,943,876
    Other accrued expenses                                 27,378,917     25,709,607
    Income taxes                                            1,375,442      1,388,244
                                                         ------------   ------------

      Total Current Liabilities                           132,663,771    127,445,293

SENIOR NOTES (NET OF UNAMORTIZED (PREMIUM) AND
  FV OF SWAPS OF ($2,360,276) AND $2,177,146 AT MAY 3,
  2003 AND ($2,501,893) AND $0 AT NOVEMBER 2, 2002)       325,183,130    327,501,893

LONG-TERM OBLIGATIONS                                      57,556,512     55,132,393

DEFERRED INCOME TAXES                                      14,508,000     12,344,000

OTHER NON-CURRENT LIABILITIES                               3,926,389      3,785,884

OBLIGATIONS UNDER STOCK BONUS PLAN                          7,175,399      6,104,850

STOCKHOLDERS' EQUITY
  Common stock, no par value, 60,000 shares
   authorized; 28,316 shares issued and outstanding            28,316         28,316
  Retained earnings                                        41,705,943     37,255,721
                                                         ------------   ------------

      Total Stockholders' Equity                           41,734,259     37,284,037
                                                         ------------   ------------

        Total Liabilities and Stockholders' Equity       $582,747,460   $569,598,350
                                                         ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS




                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                               ------------------------------    ------------------------------

                                   MAY 3,           MAY 4,           MAY 3,           MAY 4,
                                   2003             2002             2003             2002
                               -------------    -------------    -------------    -------------
                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

REVENUES                       $ 227,328,604    $ 203,394,217    $ 426,873,405    $ 390,896,633

COSTS AND EXPENSES               189,789,851      168,723,663      364,520,151      330,109,172
                               -------------    -------------    -------------    -------------

    Gross profit                  37,538,753       34,670,554       62,353,254       60,787,461

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         19,176,906       15,706,245       36,862,864       31,991,454
                               -------------    -------------    -------------    -------------

    Operating profit              18,361,847       18,964,309       25,490,390       28,796,007

OTHER EXPENSE (INCOME)
  Interest expense                 8,731,773        8,770,649       19,019,604       17,903,406
  Interest income                   (261,663)        (151,604)        (559,202)        (557,290)
  Royalty income                    (367,741)        (173,635)        (580,246)        (225,208)
  Loss on foreign currency
   translation                       597,113          729,187          786,425        2,752,561
  Sundry (income) loss               (17,914)         105,737          (34,585)          36,063
                               -------------    -------------    -------------    -------------

                                   8,681,568        9,280,334       18,631,996       19,909,532
                               -------------    -------------    -------------    -------------

EARNINGS BEFORE INCOME TAXES       9,680,279        9,683,975        6,858,394        8,886,475

INCOME TAX EXPENSE (BENEFIT)
  Current                          1,701,000         (646,000)       1,701,000             --
  Deferred                         1,558,000        3,651,000          557,000        2,700,000
                               -------------    -------------    -------------    -------------

                                   3,259,000        3,005,000        2,258,000        2,700,000
                               -------------    -------------    -------------    -------------

NET EARNINGS                   $   6,421,279    $   6,678,975    $   4,600,394    $   6,186,475
                               =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SIX MONTHS ENDED
                                                                  ----------------------------
                                                                      MAY 3,          MAY 4,
                                                                      2003            2002
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                              (UNAUDITED)     (UNAUDITED)

  Net earnings                                                    $  4,600,394    $  6,186,475
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                   27,168,479      22,933,418
    Amortization of net (premium) / discount                          (141,617)        206,273
    Bad debt expense                                                   494,712         449,007
    Deferred salaries                                                  193,800         252,500
    (Gain) loss on sale of equipment                                  (200,533)        189,210
    Deferred tax expense                                               557,000       2,700,000
    Restricted stock option - compensation                             920,377               -
    Foreign currency translation loss (gain)                           931,839        (144,164)
    Change in assets and liabilities:
      Increase in accounts receivable                               (2,279,438)     (7,996,466)
      Increase in inventories                                      (11,267,819)     (5,213,100)
      Increase in prepaid expenses and other current assets         (3,575,488)       (813,686)
      Decrease (increase) in prepaid federal income taxes            1,873,573         (26,346)
      Increase in other liabilities                                    387,491       3,541,282
      Decrease (increase) in deposits                                  726,678     (10,232,751)
      Increase (decrease) in accounts payable                        2,873,778      (1,279,884)
      (Increase) decrease in sundry other assets                      (246,070)        162,745
      Decrease in income taxes                                         (12,802)       (324,000)
                                                                  ------------    ------------
                Net cash provided by operating activities           23,004,354      10,590,513

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                            (55,834,431)    (31,438,543)
  Proceeds from sale of equipment                                      557,733               -
  Acquisition of intangible assets                                    (275,000)     (3,000,000)
                                                                  ------------    ------------
                Net cash used in investing activities              (55,551,698)    (34,438,543)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Net borrowings under revolving credit facility                       371,485       1,453,186
  Principal payments on long-term obligations                       (3,373,107)     (4,538,854)
  Proceeds from long-term obligations                                        -          21,503
  Capitalized loan costs                                                     -        (375,190)
                                                                  ------------    ------------
                Net cash used in financing activities               (3,001,622)     (3,439,355)
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                          (35,548,966)    (27,287,385)
Cash and cash equivalents at beginning of the year                  69,696,262      53,483,389
                                                                  ------------    ------------

Cash and cash equivalents at end of the period                    $ 34,147,296    $ 26,196,004
                                                                  ============    ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                                                             MAY 3,       MAY 4,
                                                              2003         2002
                                                          -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION                        (UNAUDITED)   (UNAUDITED)

  Cash paid for interest                                  $20,084,000   $18,753,000
                                                          ===========   ===========

  CASH PAID FOR INCOME TAXES                              $   723,000   $         -
                                                          ===========   ===========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of equipment through the assumption of
   long-term obligations                                  $ 4,557,924   $         -
                                                          ===========   ===========

  Increase in Obligation Under Stock Bonus Plan           $ 1,070,549   $         -
                                                          ===========   ===========

  Decrease in fair value of interest rate swaps           $ 2,177,146   $         -
                                                          ===========   ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the six months ended May 3, 2003, are not necessarily indicative of the results that may be expected for the year ended November 1, 2003.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 31, 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial information in order for them to conform to the classifications at May 3, 2003.

EMPLOYEE COMPENSATION PLANS

The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The plans are considered to be variable plans and therefore, stock-based employee compensation cost is reflected as a component of general and administrative expenses.

Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under provisions of FAS 123.


NOTE B - FISCAL PERIOD


Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The three month periods ended May 3, 2003 and May 4, 2002 contained 13 weeks. The six month periods ended May 3, 2003 and May 4, 2002 contained 26 weeks.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

On November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no proforma disclosure requirement. Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets; and Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans.

The adoption of these standards did not have a material impact on the Company's financial position or results from operations.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. All provisions of this Statement should be applied prospectively, except as stated below and for hedging relationships designated after June 30, 2003. All provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

In May 2003, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company is currently evaluating the impact, if any, from these standards on our results of operations and financial position.

NOTE D - INVENTORIES


Inventories consisted of the following at:           MAY 3,          NOVEMBER 2,
                                                     2003               2002
                                                  -----------       -----------
                  Raw materials                   $35,583,883       $29,585,642
                  Finished goods                   41,213,946        37,753,695
                  Parts and supplies               13,200,283        11,390,956
                                                  -----------       -----------
                                                  $89,998,112       $78,730,293
                                                  ===========       ===========


NOTE E - LEGAL PROCEEDINGS

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

On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8 year period ending September 1, 2011. As of May 3, 2003, the Company recorded an increase of $2,177,146 in other accrued expenses to recognize the fair value of the swap and a $2,177,146 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.


The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of May 3, 2003 and November 2, 2002 and the three and six months ending May 3, 2003 and May 4, 2002 of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

 (2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional; and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                AS OF MAY 3, 2003



                                     PARENT         GUARANTOR      NONGUARANTOR                      CONSOLIDATED
                                     TOTAL         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                 -------------    -------------    -------------    ------------     -------------
CURRENT ASSETS
  Cash and cash equivalents      $  30,814,877    $   2,610,392    $     722,027   $           -    $  34,147,296
  Accounts receivable                5,414,013       45,544,903       10,752,010      (7,936,285)      53,774,641
  Inventories                                -       74,165,461       15,832,651               -       89,998,112
  Prepaid expenses                           -        9,134,269        2,689,891               -       11,824,160
  Prepaid federal income taxes        (905,000)       2,741,774           98,383               -        1,935,157
  Deferred income taxes               (412,000)       2,226,000        2,525,000               -        4,339,000
  Other current assets                       -        4,091,542          265,857               -        4,357,399
                                 -------------    -------------    -------------   -------------    -------------
      Total Current Assets          34,911,890      140,514,341       32,885,819      (7,936,285)     200,375,765

PROPERTY, PLANT &
 EQUIPMENT- NET                              -      293,916,946       53,446,882        (350,000)     347,013,828

Other Assets
  Cash surrender value
   of life insurance                         -        1,788,374                -               -        1,788,374
  Deposits                                   -       14,984,526                -               -       14,984,526
  Investment in and advances
   to affiliates                   336,143,797     (263,896,516)               -     (72,247,281)               -
  Capitalized loan costs             1,090,337        9,311,332                -               -       10,401,669
  Intangible assets                          -        3,396,867        3,560,674               -        6,957,541
  Deferred tax asset                   (86,000)          86,000                -               -                -
  Prepaids                                   -          967,793                -               -          967,793
  Sundry                                     -        5,006,796          251,168      (5,000,000)         257,964
                                 -------------    -------------    -------------   -------------    -------------
      Total Other Assets           337,148,134     (228,354,828)       3,811,842     (77,247,281)      35,357,867
                                 -------------    -------------    -------------   -------------    -------------
        Total Assets             $ 372,060,024    $ 206,076,459    $  90,144,543   $ (85,533,566)   $ 582,747,460
                                 =============    =============    =============   =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                AS OF MAY 3, 2003



                                      PARENT         GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                      TOTAL        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                  -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                $           -    $  69,389,721    $  31,643,678    $  (7,936,286)   $  93,097,113
  Current portion of long
   term obligation                            -        3,841,214        1,080,130                -        4,921,344
  Taxes other than income                     -        4,973,351          917,604                -        5,890,955
  Deferred income tax
   liability current                   (118,000)         118,000                -                -                -
  Other accrued expenses              7,232,883       19,325,992          820,042                -       27,378,917
  Income taxes                         (168,440)       1,543,882                -                -        1,375,442
                                  -------------    -------------    -------------    -------------    -------------

      Total Current Liabilities       6,946,443       99,192,160       34,461,454       (7,936,286)     132,663,771

SENIOR NOTES                        328,621,002       (3,437,872)               -                -      325,183,130

LONG-TERM OBLIGATIONS                         -        4,968,257       57,588,255       (5,000,000)      57,556,512

DEFERRED INCOME TAXES                (9,634,000)      22,705,000        1,437,000                -       14,508,000

OTHER NON-CURRENT
 LIABILITIES                                  -        3,314,179          612,210                -        3,926,389

OBLIGATIONS UNDER
 STOCK BONUS PLAN                     4,392,320        2,783,079                -                -        7,175,399

STOCKHOLDERS'
 EQUITY (DEFICIT)                    41,734,259       76,551,656       (3,954,376)     (72,597,280)      41,734,259
                                  -------------    -------------    -------------    -------------    -------------

      Total Liabilities and
       Stockholders' Equity       $ 372,060,024    $ 206,076,459    $  90,144,543    $ (85,533,566)   $ 582,747,460
                                  =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 2, 2002


                                       PARENT        GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                       TOTAL        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS         TOTAL
                                   -------------    -------------    -------------   -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents        $  44,619,480    $  22,888,938    $   2,187,844   $           -    $  69,696,262
  Accounts receivable                  5,086,992       44,941,401        8,757,490      (6,471,516)      52,314,367
  Inventories                                  -       62,985,057       15,745,236               -       78,730,293
  Prepaid expenses                             -        6,273,988        2,249,517               -        8,523,505
  Prepaid federal income taxes           796,000        3,012,730                -               -        3,808,730
  Deferred income taxes               (2,019,000)       2,226,000        2,525,000               -        2,732,000
  Other current assets                         -        4,057,036          370,857               -        4,427,893
                                   -------------    -------------    -------------   -------------    -------------

      Total Current Assets            48,483,472      146,385,150       31,835,944      (6,471,516)     220,233,050

PROPERTY, PLANT &
 EQUIPMENT- NET                                -      255,598,323       55,715,242        (400,000)     310,913,565


OTHER ASSETS
  Cash surrender value
   of life insurance                           -        1,788,374                -               -        1,788,374
  Deposits                                     -       15,711,204                -               -       15,711,204
  Investment in and advances
   to affiliates                     316,666,208     (254,504,681)               -     (62,161,527)               -
  Capitalized loan costs               1,155,757       10,105,856                -               -       11,261,613
  Intangible assets                            -        4,504,210        4,263,974               -        8,768,184
  Deferred tax asset - long term         (86,000)          86,000                -               -                -
  Prepaids                                     -          910,466                -               -          910,466
  Sundry                                       -        5,011,894                -      (5,000,000)          11,894
                                   -------------    -------------    -------------   -------------    -------------

      Total Other Assets             317,735,965     (216,386,677)       4,263,974     (67,161,527)      38,451,735
                                   -------------    -------------    -------------   -------------    -------------

        Total Assets               $ 366,219,437    $ 185,596,796    $  91,815,160   $ (74,033,043)   $ 569,598,350
                                   =============    =============    =============   =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 2, 2002



                                      PARENT        GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                      TOTAL        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                  -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                $           -    $  65,472,597    $  31,222,254    $  (6,471,516)   $  90,223,335
  Current portion of long
   term obligation                            -        3,459,728        1,720,503                -        5,180,231
  Taxes other than income                     -        4,392,901          550,975                -        4,943,876
  Deferred income tax
   liability current                   (118,000)         118,000                -                -                -
  Other accrued expenses              5,481,483       16,638,057        3,590,067                -       25,709,607
  Income taxes                         (168,440)       1,556,684                -                -        1,388,244
                                  -------------    -------------    -------------    -------------    -------------

      Total Current Liabilities       5,195,043       91,637,967       37,083,799       (6,471,516)     127,445,293

SENIOR NOTES                        331,146,037       (3,644,144)               -                -      327,501,893

LONG-TERM OBLIGATIONS                         -        2,981,314       57,151,079       (5,000,000)      55,132,393

DEFERRED INCOME TAXES               (11,798,000)      22,705,000        1,437,000                -       12,344,000

OTHER LONG-TERM
LIABILITIES                                   -        3,147,418          638,466                -        3,785,884

OBLIGATIONS UNDER
 STOCK BONUS PLAN                     4,392,320        1,712,530                -                -        6,104,850

STOCKHOLDERS'
 EQUITY (DEFICIT)                    37,284,037       67,056,711       (4,495,184)     (62,561,527)      37,284,037
                                  -------------    -------------    -------------    -------------    -------------

      Total Liabilities and
       Stockholders' Equity       $ 366,219,437    $ 185,596,796    $  91,815,160    $ (74,033,043)   $ 569,598,350
                                  =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS ENDED MAY 3, 2003



                                    PARENT        GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                    TOTAL        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                -------------    -------------    -------------    -------------    -------------

REVENUES                        $           -    $ 206,154,040    $  20,822,396    $     352,168    $ 227,328,604

COST AND EXPENSES                           -      171,077,622       18,680,062           32,167      189,789,851
                                -------------    -------------    -------------    -------------    -------------

      Gross profit                          -       35,076,418        2,142,334          320,001       37,538,753

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               70,708       17,610,254        1,225,944          270,000       19,176,906
                                -------------    -------------    -------------    -------------    -------------

      Operating (loss) profit         (70,708)      17,466,164          916,390           50,001       18,361,847

OTHER EXPENSE (INCOME)
  Equity in loss (earnings)
   of affiliates                  (10,251,395)          91,948                -       10,159,447                -
  Interest expense                  8,054,342         (300,501)         861,189          116,743        8,731,773
  Interest income                  (7,418,934)       7,352,637          (78,623)        (116,743)        (261,663)
  Royalty income                            -         (367,741)               -                -         (367,741)
  Loss on foreign currency
   translation                              -                -          597,113                -          597,113
  Sundry (income) loss               (135,000)         120,631           (3,545)               -          (17,914)
                                -------------    -------------    -------------    -------------    -------------

                                   (9,750,987)       6,896,974        1,376,134       10,159,447        8,681,568
                                -------------    -------------    -------------    -------------    -------------

EARNINGS (LOSS) BEFORE
 INCOME TAXES                       9,680,279       10,569,190         (459,744)     (10,109,446)       9,680,279

INCOME TAXES                        3,259,000                -                -                -        3,259,000
                                -------------    -------------    -------------    -------------    -------------

      NET EARNINGS (LOSS)       $   6,421,279    $  10,569,190    $    (459,744)   $ (10,109,446)   $   6,421,279
                                =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS ENDED MAY 4, 2002



                                   PARENT         GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                    TOTAL        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                -------------    -------------    -------------    -------------    -------------

REVENUES                        $           -    $ 189,838,001    $  14,375,247    $    (819,031)   $ 203,394,217

COST AND EXPENSES                           -      154,315,301       15,227,393         (819,031)     168,723,663
                                -------------    -------------    -------------    -------------    -------------

      Gross profit (loss)                   -       35,522,700         (852,146)               -       34,670,554

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                    -       13,704,553        2,001,692                -       15,706,245
                                -------------    -------------    -------------    -------------    -------------

      Operating profit (loss)               -       21,818,147       (2,853,838)               -       18,964,309

OTHER EXPENSE (INCOME)
 Equity in loss (earnings)
  of affiliates                    (9,665,161)         944,360                -        8,720,801                -
 Interest expense                   7,308,507          268,821        1,243,069          (49,748)       8,770,649
 Interest income                   (7,144,125)       6,968,062          (25,289)          49,748         (151,604)
 Royalty income                             -         (173,635)               -                -         (173,635)
 Loss on foreign currency
  translation                               -                -          729,187                -          729,187
 Sundry (income) loss                (183,196)         367,937          (79,004)               -          105,737
                                -------------    -------------    -------------    -------------    -------------

                                   (9,683,975)       8,375,545        1,867,963        8,720,801        9,280,334
                                -------------    -------------    -------------    -------------    -------------

EARNINGS (LOSS) BEFORE
 INCOME TAXES                       9,683,975       13,442,602       (4,721,801)      (8,720,801)       9,683,975

INCOME TAXES                        3,005,000                -                -                -        3,005,000
                                -------------    -------------    -------------    -------------    -------------

      NET EARNINGS (LOSS)       $   6,678,975    $  13,442,602    $  (4,721,801)   $  (8,720,801)   $   6,678,975
                                =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE SIX MONTHS ENDED MAY 3, 2003



                                       PARENT           GUARANTOR         NONGUARANTOR                         CONSOLIDATED
                                       TOTAL          SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS           TOTAL
                                   -------------      -------------      -------------      -------------      -------------

REVENUES                            $           -     $ 386,198,725       $  42,665,831     $  (1,991,151)    $ 426,873,405

COST AND EXPENSES                               -       327,681,382          38,879,921        (2,041,152)      364,520,151
                                    -------------     -------------       -------------     -------------     -------------

       Gross profit                             -        58,517,343           3,785,910            50,001        62,353,254

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 165,619        34,019,484           2,677,761                 -        36,862,864
                                    -------------     -------------       -------------     -------------     -------------

       Operating (loss) profit           (165,619)       24,497,859           1,108,149            50,001        25,490,390

OTHER EXPENSE (INCOME)
  Equity in loss (earnings)
    of affiliates                      (8,527,761)          291,837                   -         8,235,924                 -
  Interest expense                     16,711,820           446,170           1,946,976           (85,362)       19,019,604
  Interest income                     (14,938,072)       14,451,971            (158,463)           85,362          (559,202)
  Royalty income                                -          (580,246)                  -                 -          (580,246)
  Loss on foreign currency
    translation                                 -                 -             786,425                 -           786,425
  Sundry (income) loss                   (270,000)          243,012              (7,597)                -           (34,585)
                                    -------------     -------------       -------------     -------------     -------------
                                       (7,024,013)       14,852,744           2,567,341         8,235,924        18,631,996
                                    -------------     -------------       -------------     -------------     -------------
EARNINGS (LOSS) BEFORE
  INCOME TAXES                          6,858,394         9,645,115          (1,459,192)       (8,185,923)        6,858,394

INCOME TAXES                            2,258,000                 -                   -                 -         2,258,000
                                    -------------     -------------       -------------     -------------     -------------
       NET EARNINGS (LOSS)          $   4,600,394     $   9,645,115       $  (1,459,192)    $  (8,185,923)    $   4,600,394
                                    =============     =============       =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE SIX MONTHS ENDED MAY 4, 2002

                                      PARENT           GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                       TOTAL          SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS          TOTAL
                                   -------------      -------------      -------------      -------------      -------------

REVENUES                           $           -      $ 357,439,303      $  34,276,361      $    (819,031)     $ 390,896,633

COST AND EXPENSES                              -        295,635,820         35,292,383           (819,031)       330,109,172
                                   -------------      -------------      -------------      -------------      -------------
      Gross profit                             -         61,803,483         (1,016,022)                 -         60,787,461

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      -         28,276,128          3,715,326                  -         31,991,454
                                   -------------      -------------      -------------      -------------      -------------
Operating profit                               -         33,527,355         (4,731,348)                 -         28,796,007

OTHER EXPENSE (INCOME)
  Equity in loss (earnings)
    of affiliates                     (8,841,383)         1,926,346                  -          6,915,037                  -
  Interest expense                    14,781,250            788,075          2,438,330           (104,249)        17,903,406
  Interest income                    (14,508,146)        14,050,188           (203,581)           104,249           (557,290)
  Royalty income                               -           (225,208)                 -                  -           (225,208)
  Loss on foreign currency
    translation                                -                  -          2,752,561                  -          2,752,561
  Sundry (income) loss                  (318,196)           441,187            (86,928)                 -             36,063
                                   -------------      -------------      -------------      -------------      -------------
                                      (8,886,475)        16,980,588          4,900,382          6,915,037         19,909,532
                                   -------------      -------------      -------------      -------------      -------------
EARNINGS (LOSS) BEFORE
  INCOME TAXES                         8,886,475         16,546,767         (9,631,730)        (6,915,037)         8,886,475

INCOME TAXES                           2,700,000                  -                  -                  -          2,700,000
                                   -------------      -------------      -------------      -------------      -------------
      NET EARNINGS (LOSS)          $   6,186,475      $  16,546,767      $  (9,631,730)     $  (6,915,037)     $   6,186,475
                                   =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 3, 2003


                                                  PARENT         GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                  TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS         TOTAL
                                               ------------     ------------     ------------     ------------     ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
      Net cash (used in) provided by
        operating activities                   $ (2,704,603)    $ 26,573,174     $   (864,217)    $          -     $ 23,004,354

CASH FLOWS USED IN
  INVESTING ACTIVITIES
  Acquisition of property
    and equipment                                         -      (54,044,489)      (1,789,942)               -      (55,834,431)
  Proceeds from sale of equipment                         -          557,266              467                -          557,733
  Investment in and advances
    to affiliates                               (11,100,000)        (400,000)               -       11,500,000                -
  Acquisition of intangible assets                        -         (275,000)               -                -         (275,000)
                                               ------------     ------------     ------------     ------------     ------------

      Net cash (used in) provided
        by investing activities                 (11,100,000)     (54,162,223)      (1,789,475)      11,500,000      (55,551,698)

CASH FLOWS USED IN
  FINANCING ACTIVITIES
  Net borrowings under line of credit                     -                -          371,485                -          371,485
  Principal payments on long-term
    obligations                                           -       (2,189,497)      (1,183,610)               -       (3,373,107)
  Proceeds from long-term obligations                     -        9,500,000                -       (9,500,000)               -
  Capital increases                                       -                -        2,000,000       (2,000,000)               -
                                               ------------     ------------     ------------     ------------     ------------
      Net cash provided by (used in)
        financing activities                              -        7,310,503        1,187,875      (11,500,000)      (3,001,622)
                                               ------------     ------------     ------------     ------------     ------------
  Net decrease in cash                          (13,804,603)     (20,278,546)      (1,465,817)               -      (35,548,966)

  Cash and cash equivalents at
  the beginning of the year                      44,619,480       22,888,938        2,187,844                -       69,696,262
                                               ------------     ------------     ------------     ------------     ------------
  Cash and cash equivalents at
  the end of the period                        $ 30,814,877     $  2,610,392     $    722,027     $          -     $ 34,147,296
                                               ============     ============     ============     ============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 4, 2002

                                               PARENT         GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                               TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                            ------------     ------------     ------------     ------------     ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
      Net cash provided by (used in)
        operating activities                $  2,400,000     $  8,376,488     $   (185,975)    $          -     $ 10,590,513

CASH FLOWS USED IN
  INVESTING ACTIVITIES
  Acquisition of property
    and equipment                                      -      (30,036,085)      (2,979,651)       1,577,193      (31,438,543)
  Proceeds from sale of equipment                      -                -        1,577,193       (1,577,193)               -
  Investment in and advances
    to affiliates                             (2,400,000)        (990,000)               -        3,390,000                -
  Acquisition of intangible assets                     -       (3,000,000)               -                        (3,000,000)
                                            ------------     ------------     ------------     ------------     ------------
      Net cash (used in) provided
        by investing activities               (2,400,000)     (34,026,085)      (1,402,458)       3,390,000      (34,438,543)

CASH FLOWS USED IN
  FINANCING ACTIVITIES
  Net borrowings under line of credit                  -                -        1,453,186                         1,453,186
  Principal payments on long-term
    obligations                                        -       (1,867,336)      (2,671,518)                       (4,538,854)
  Proceeds from long-term obligations                  -                -           21,503                            21,503
  Capitalized loan costs                               -         (375,190)               -                -         (375,190)
  Capital increases                                    -                -        3,390,000       (3,390,000)               -
                                            ------------     ------------     ------------     ------------     ------------
      Net cash (used in) provided
        by financing activities                        -       (2,242,526)       2,193,171       (3,390,000)      (3,439,355)
                                            ------------     ------------     ------------     ------------     ------------
  Net increase (decrease) in cash                      -      (27,892,123)         604,738                -      (27,287,385)

  Cash and cash equivalents at
  the beginning of the year                        1,000       51,476,877        2,005,512                -       53,483,389
                                            ------------     ------------     ------------     ------------     ------------
  Cash and cash equivalents at
  the end of the period                     $      1,000     $ 23,584,754     $  2,610,250     $          -     $ 26,196,004
                                            ============     ============     ============     ============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED


SUPPLEMENTAL CASH FLOW INFORMATION

DEPRECIATION AND AMORTIZATION EXPENSE                GUARANTOR             NONGUARANTOR
PERIOD ENDED                                        SUBSIDIARIES           SUBSIDIARIES               TOTAL
                                                  ----------------       ----------------       ----------------
05/03/03                                          $     22,407,344       $      4,761,135       $     27,168,479
                                                  ----------------       ----------------       ----------------
05/04/02                                          $     18,845,616       $      4,087,802       $     22,933,418
                                                  ================       ================       ================

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

                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended May 3, 2003 and May 4, 2002 were 13 weeks long. The six months ended May 3, 2003 and May 4, 2002 were 26 weeks long.

    Listed in the table below are our revenues and related percentages of revenue for the three and six months ended May 3, 2003 and May 4, 2002 in each of our product categories.

                                                               Consolidated Revenue By Product Category

                                         Three Months Ended May 3, 2003                          Six Months Ended May 23,2003
                                               and May 4, 2002                                          and May 4, 2002

                                     2003          %            2002          %           2003        %          2002        %
                                  ------------------------------------------------    --------------------------------------------
                                                                   (dollar amounts in thousands)
Carbonated and non-
     carbonated beverage revenue     $ 98,112      43.2%       $ 85,737     42.2%       $ 184,938    43.3%     $ 171,129    43.8%
Consumer cleaning revenue            $ 70,874      31.2%       $ 61,673     30.3%       $ 134,999    31.6%     $ 118,870    30.4%
Food and processed juice
     revenue                         $ 32,121      14.1%       $ 30,467     15.0%       $  58,376    13.7%     $  55,182    14.1%
Industrial, agricultural and
     automotive revenue              $ 12,706       5.6%       $  9,649      4.7%       $  24,742     5.8%     $  19,634     5.0%
Other revenue (a)                    $ 13,516       5.9%       $ 15,868      7.8%       $  23,818     5.6%     $  26,082     6.7%
                                  ------------------------------------------------    --------------------------------------------
Total revenue                        $227,329     100.0%       $203,394    100.0%       $ 426,873   100.0%     $ 390,897   100.0%

     (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

THREE MONTHS ENDED MAY 3, 2003 COMPARED TO THREE MONTHS ENDED MAY 4, 2002

REVENUE

    Revenue increased 11.8% to $227.3 million for the three months ended May 3, 2003 while unit sales increased for the period by 10.2%. These results were driven by consistent performance in our core businesses combined with the start up of additional sales activity from two new manufacturing sites. Resin prices (which represent a significant cost of the product) have increased in the three-month period ended May 3, 2003 as compared to the three-month period ended May 4, 2002. Using industry standard price data, we estimate that higher resin prices resulted in approximately a $19.0 million increase in revenues for the three months ended May 3, 2003.

    Revenue and unit sales increases and decreases by product category are discussed more specifically below:

    o Carbonated and non-carbonated beverage revenue increased 14.4% to $98.1 million while unit sales during the three-month period ended May 3, 2003 increased by 10.2% over the same period in 2002. Revenue generated by the U.S. market increased 9.2% while revenue generated by Brazil increased 42.5%. Unit sales growth in the U.S. market increased 7.9% while unit sales in Brazil increased 18.2% over the prior period. This growth was a result of strong preform sales in Brazil combined with increased demand for water containers in the U.S. market. Additionally, we began shipping product to new customers from our facilities in Alabama and Florida during the period which contributed to the volume increase.

    o Consumer cleaning revenue increased 14.9% to $70.9 million. Unit sales during the three-month period ended May 3, 2003 increased 5.9% over the three-month period ended May 4, 2002. The significant growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices passed through in the form of higher selling prices and a mix shift towards larger and heavier containers sold primarily through discount retailers. Several new projects began shipping during this period including items in the automatic dishwash and hard surface cleaner area.

    o Our food and processed juice category posted increases in both revenue and unit volume for the second quarter of 2003. Food and processed juices revenue increased 5.4% to $32.1 million. Unit sales during the three-month period ended May 3, 2003 increased 14.0% over the three-month period ended May 4, 2002. This performance was the result of broad based activity across all customers combined with the start up of several key initiatives, including a new multi-layer barrier oil package.

    o Industrial, agricultural and automotive revenue increased 31.7% to $12.7 million. Unit sales for the three-month period ended May 3, 2003 increased 37.9% from the three-month period ended May 4, 2002. This increase was driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market, along with higher HDPE material prices that resulted in higher selling prices during the period.

    o Other revenue decreased 14.8% to $13.5 million. This decrease is attributable mainly to a decrease in sales volume in the health, personal care and distilled spirits revenue. Decreases in freight and other miscellaneous revenue also contributed to the decrease.


GROSS PROFIT

    Gross profit increased 8.3% to $37.5 million for the three-month period ended May 3, 2003. The increase in gross profit is primarily attributable to higher unit sales volume and improved operating performance related to our South American operations, offset by increased operating costs associated with the start-up of several new product lines, the addition of two new facilities and the expansion of two existing facilities. Gross profit as a percent of revenue decreased to 16.5% as compared to 17.0% in the prior period. The erosion of gross profit as a percentage of revenue was due to higher resin costs that increased revenue without increasing associated gross profit.

    Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended May 3, 2003 increased 22.1% to $19.2 million. As a percentage of revenue, selling, general and administrative expenses increased to 8.4% for the three months ended May 3, 2003 from 7.7% for the three months ended May 4, 2002. Increases in insurance, corporate labor and legal expenses contributed approximately $2.5 million to the increase. Compensation expense recorded for restricted stock options contributed approximately $0.7 million to the increase as well.

INTEREST EXPENSE

    Interest expense remained flat at approximately $8.7 million and $8.8 million for the three months ended May 3, 2003 and May 4, 2002, respectively.

OTHER (INCOME) AND EXPENSE

    Other income increased by $0.6 million to ($50,000) for the three-month period ended May 3, 2003. The increase was primarily attributable to increased income from the sale of equipment, interest income, royalty income and a decrease in foreign currency losses.

NET EARNINGS

    Net earnings decreased by $0.3 million from net earnings of $6.7 million for the three-month period ended May 4, 2002 to net earnings of $6.4 million for the three-month period ended May 3, 2003. As previously discussed, start-up costs associated with new product lines and the addition of two new facilities along with an increase in selling, general and administrative expenses, partially offset by an increase in other (income) and expense, were factors which resulted in a reduction in net earnings over the prior period.

SIX MONTHS ENDED MAY 3, 2003 COMPARED TO SIX MONTHS ENDED MAY 4, 2002

REVENUE

    Revenue increased 9.2% to $426.9 million for the six months ended May 3, 2003 while unit sales increased for the period by 8.4%. These results were driven by consistent performance in our core businesses combined with the start up of additional sales activity from two new manufacturing sites. Resin prices (which represent a significant cost of the product) have increased in the six-month period ended May 3, 2003 as compared to the six-month period ended May 4, 2002. Using industry standard price data, we estimate that higher resin prices resulted in approximately a $21.0 million increase in revenues for the six months ended May 3, 2003.

    Revenue and unit sales increases and decreases by product category are discussed more specifically below:

    o Carbonated and non-carbonated beverage revenue increased 8.1% to $184.9 million while unit sales during the six-month period ended May 3, 2003 increased by 8.9% over the same period in 2002. Revenue generated by the U.S. market increased 4.8% while revenue generated by Brazil increased 21.6%. Unit sales growth in the U.S. market increased 4.3% while unit sales in Brazil increased 23.1% over the prior period. This growth was a result of strong preform sales in Brazil combined with increased demand for water containers in the U.S. market. Additionally, we began shipping product to new customers from our facilities in Alabama and Florida during the period which contributed to the volume increase achieved during the first half of 2003.

    o Consumer cleaning revenue increased 13.6% to $135.0 million. Unit sales during the six-month period ended May 3, 2003 increased 3.3% over the six-month period ended May 4, 2002. The significant growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices passed through in the form of higher selling prices and a mix shift towards larger and heavier containers sold primarily through discount retailers. Several new projects began shipping during the first half including items in the automatic dishwash and hard surface cleaner area.

    o Our food and processed juice category posted increases in both revenue and unit volume for the first half of 2003. Food and processed juices revenue increased 5.8% to $58.4 million. Unit sales during the six-month period ended May 3, 2003 increased 13.1% over the six-month period ended May 4, 2002. This performance was the result of broad based activity across all customers combined with the start up of several key initiatives, including a new multi-layer barrier oil package that began shipping in the first half of the year.

    o Industrial, agricultural and automotive revenue increased 26.0% to $24.7 million. Unit sales for the six-month period ended May 3, 2003 increased 15.2% from the six-month period ended May 4, 2002. This increase was driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market along with higher HDPE material prices that resulted in higher selling prices during the period.

    o Other revenue decreased 8.7% to $23.8 million. This decrease is attributable mainly to a decrease in sales volume in the health, personal care and distilled spirits revenue. Decreases in freight and other miscellaneous revenue also contributed to the decrease.

GROSS PROFIT

    Gross profit increased 2.6% to $62.4 million for the six-month period ended May 3, 2003. The increase in gross profit is primarily attributable to higher unit sales volume and improved operating performance related to our South American operations, offset by increased operating costs associated with the start-up of several new product lines, the addition of two new facilities and the expansion of two existing facilities. Gross profit as a percent of revenue decreased to 14.6% as compared to 15.6% in the prior period. The erosion of gross profit as a percentage of revenue was due to higher resin costs that increased revenue without increasing associated gross profit.

    Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the six months ended May 3, 2003 increased 15.2% to $36.9 million. As a percentage of revenue, selling, general and administrative expenses increased to 8.6% for the six months ended May 3, 2003 from 8.2% in the six months ended May 4, 2002. Increases in insurance, corporate labor, legal, depreciation and research and development expenses contributed approximately $3.2 million to the increase. Compensation expense recorded for restricted stock options of approximately $1.0 million contributed to the increase as well.

INTEREST EXPENSE

    Interest expense increased 6.2% to $19.0 million. The increase was primarily due to the sale, on September 25, 2002, of $50.0 million of the 10.75% Senior Notes, which contributed to the approximately $56.9 million increase in our debt level over the prior period ending May 4, 2002. The increase in interest expense related to the Senior Notes was partially offset by a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

    Other income increased by $2.4 million to $(0.4) million for the six month period ended May 3, 2003. The increase was primarily attributable to a $2.0 million decrease in foreign currency losses over the prior period. During the first half of 2002, we experienced foreign currency losses primarily related to the devaluation of the Peso in Argentina. An increase in royalty income contributed approximately $0.4 million to the increase.

NET EARNINGS

    Net earnings decreased by $1.6 million from net earnings of $6.2 million for the six-month period ended May 4, 2002 to net earnings of $4.6 million for the six-month period ended May 3, 2003. As previously discussed, start-up costs associated with new product lines, the addition of two new facilities and expansion of two existing facilities along with an increase in selling, general and administrative expenses, partially offset by a decrease in loss on foreign currency, were factors which resulted in a reduction in net earnings over the prior period.

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

    During the period ended May 3, 2003, we spent approximately $55.8 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $103 million in fiscal 2003.

    We are using technology that will allow us to pursue opportunities in the beer, condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Additionally, we are currently exploring opportunities in Eastern
Europe.

    We had positive cash flow from operating activities of $23.0 million, which in part funded our capital expenditures of approximately $55.8 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities.

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

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted for approximately one-third of our cost of goods sold in the six-month period ended May 3, 2003, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations resulted in a loss of approximately $0.8 million for the period ended May 3, 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased $12.4 million to $23.0 million for the six months ended May 3, 2003 as compared to the six months ended May 4, 2002. The increase in cash was primarily the result of approximately $10.7 million in net working capital and other asset and liability changes. The increase in net working capital was due to a decrease in accounts receivable and an increase in accounts payable offset by increased spending on inventories. An increase of $3.3 million in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation contributed to the increase in cash. The increase in non-cash expenses was offset by a decrease in operating performance of $1.6 million.

    Net cash used in investing activities was $55.6 million and $34.4 million for the six-month periods ending May 3, 2003 and May 4, 2002, respectively. Investing activities were primarily attributable to the acquisition of property and equipment. For the six months ended May 3, 2003 and May 4, 2002, property and equipment acquisitions were $55.8 million and $31.4 million, respectively. Net cash used in investing activities was offset by proceeds from the sale of equipment of $0.6 million in the current period.

    Net cash used in financing activities was $3.0 million and $3.4 million for the six-month periods ended May 3, 2003 and May 4, 2002, respectively. In the six months ended May 3, 2003 and May 4, 2002, net cash of $3.4 million and $4.5 million, respectively, was used to make principal payments on long-term obligations. In the six months ended May 3, 2003 and May 4, 2002, cash was provided from long-term obligations of $0.4 million and $1.5 million, respectively.

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

    On August 20, 2001, in conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of May 3, 2003, $55.9 million in letters of credit were outstanding under the Amended Credit Agreement and we had $94.1 million available for borrowing.

    Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum
1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.50 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of May 3, 2003, we are in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

    Our Amended Credit Agreement defines EBITDA as earnings (loss) before interest expense, income taxes, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                               -----------------------------------      ------------------------------------
                                   MAY 3,                 MAY 4,            MAY 3,                 MAY 4,
                                   2003                   2002               2003                  2002
Net earnings                    $ 6,421,279           $ 6,678,975        $ 4,600,394           $ 6,186,475
Income tax expense                3,259,000             3,005,000          2,258,000             2,700,000
Interest Expense                  8,731,773             8,770,649         19,019,604            17,903,406
Depreciation                     11,973,691            10,600,530         23,934,889            21,128,530
Amortization                      1,616,797               816,102          3,233,590             1,804,888
                                -----------           -----------        -----------           -----------
EBITDA                          $32,002,540           $29,871,256        $53,046,477           $49,723,299
                                ===========           ===========        ===========           ===========

                                         YEARS ENDED                            LAST TWELVE MONTHS (LTM)
                               -----------------------------------      ------------------------------------
                                 NOVEMBER 2,           NOVEMBER 3,         MAY 3,                 MAY 4,
                                   2002                  2001               2003                   2002
Net earnings                    $ 8,592,810           $ 7,147,376        $ 7,006,729           $ 7,146,262
Income tax expense                4,831,000             3,284,000          4,389,000             3,302,000
Interest Expense                 35,099,265            28,955,895         36,215,463            32,607,988
Depreciation                     44,070,064            40,701,845         46,876,423            42,000,980
Amortization                      3,947,529             4,009,775          5,376,231             4,134,751
                                -----------           -----------        -----------           -----------
EBITDA                          $96,540,668           $84,098,891        $99,863,846           $89,191,981
                                ===========           ===========        ===========           ===========

    Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2003 is approximately $103 million and $90 million in 2004, a majority of which is expected to be discretionary capital expenditures. Our new sites in Florida and Alabama began production in December 2002 and March 2003, respectively. We expect to finance all of our capital expenditures with operating cash flows and the net proceeds of the offering of $50.0 million principal amount of 10.75% Senior Notes due 2011 that closed in September 2002, and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of May 3, 2003, we had approximately $34.1 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                          CRITICAL ACCOUNTING POLICIES

    Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of our annual financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

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

                     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    On November 3, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment; Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no proforma disclosure requirement. Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans.

   The adoption of these standards did not have a material impact on our financial position or results of operations.

   In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. All provisions of this Statement should be applied prospectively, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

  We are currently evaluating the impact, if any, from these standards on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

    At May 3, 2003 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

   On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which will be determined via linear interpolation. As of May 3, 2003, we recorded an increase of $2,177,146 in other accrued expenses to recognize the decrease in fair value of the swap and a $2,177,146 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.


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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                   99.1    Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2    Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

                  1. On May 20, 2003, Plastipak Holdings, Inc., filed a Current Report on Form 8-K pursuant to Item 5. Other Events and Required FD Disclosure concerning Plastipak's obligation to pay an aggregate $10,000 of special interest to holders of its Senior Notes trading under CUSIP No. 72710AA5 pursuant to the Exchange and Registration Rights Agreement dated September 25, 2002. Plastipak paid the special interest on June 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PLASTIPAK HOLDINGS, INC.





Dated:  June 16, 2003               By:  /s/ William C. Young
                                         --------------------
                                         William C. Young
                                         President and Chief Executive Officer


                                    By:  /s/ Michael J. Plotzke
                                         ----------------------
                                         Michael J. Plotzke,
                                         Treasurer and Chief Financial Officer

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

Date: June 16, 2003                      /s/ William C. Young
                                         --------------------------------
                                         William C. Young
                                         Chief Executive Officer
                                         Plastipak Holdings, Inc.

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



Date: June 16, 2003                       /s/ Michael J. Plotzke
                                          ----------------------------
                                          Michael J. Plotzke
                                          Chief Financial Officer
                                          Plastipak Holdings, Inc.

                               10-Q EXHIBIT INDEX


           EXHIBIT NO.     DESCRIPTION

           EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002