Form 10-Q
period 2003-08-02
PLASTIPAK HOLDINGS INC
filed 2003-09-16
CIK 1161738

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 2003
                                       OR
      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 333-73552
                            PLASTIPAK HOLDINGS, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)
            Michigan                                           52-2186087
---------------------------------                       ------------------------
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

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of August 2, 2003 was 28,316.

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX

                                                                                                               PAGE

PART I - FINANCIAL INFORMATION...................................................................................1

     Item 1.  Financial Statements...............................................................................1

              Condensed Consolidated Balance Sheets as of August 2, 2003 (unaudited)
              and November 2, 2002  .............................................................................1

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month and Nine Month Periods Ended August 2, 2003 and August 3, 2002.........................3

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Nine months Ended August 2, 2003 and August 3, 2002................................................4

              Notes to Condensed Consolidated Financial Statements...............................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................................21

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................31

     Item 4.  Controls and Procedures...........................................................................31

PART II - OTHER INFORMATION.....................................................................................31

     Item 1.  Legal Proceedings.................................................................................31

     Item 6.  Exhibits and Reports on Form 8-K..................................................................32

10-Q EXHIBIT INDEX..............................................................................................34

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                       ASSETS                                         AUGUST 2,           NOVEMBER 2,
                                                                        2003                 2002
                                                                    ------------        ------------

                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                         $ 39,023,673        $ 69,696,262
  Accounts Receivable
    Trade (net of allowance of $3,259,486 and $2,166,430
      at August 2, 2003 and November 2, 2002)                         48,774,392          46,086,007
    Related parties                                                    7,260,926           6,228,360
                                                                    ------------        ------------

                                                                      56,035,318          52,314,367

  Inventories                                                         86,786,387          78,730,293
  Prepaid expenses                                                    12,208,747           8,523,505
  Prepaid federal income taxes                                         3,860,645           3,808,730
  Deferred income taxes                                                2,112,000           2,732,000
  Other current assets                                                 5,375,630           4,427,893
                                                                    ------------        ------------

    Total current assets                                             205,402,400         220,233,050

PROPERTY, PLANT & EQUIPMENT- NET                                     351,246,756         310,913,565

OTHER ASSETS
  Cash surrender value of life insurance                               1,788,374           1,788,374
  Deposits                                                            11,678,884          15,711,204
  Capitalized loan costs (net of accumulated amortization
   of $3,019,552 and $1,729,634 at August 2, 2003 and
    November 2, 2002)                                                  9,971,695          11,261,613
  Intangible assets (net of accumulated amortization of
   of $12,574,023 and $9,376,111 at August 2, 2003
    and November 2, 2002)                                              6,345,274           8,768,184
  Prepaids                                                               962,010             910,466
  Sundry                                                                 247,397              11,894
                                                                    ------------        ------------

    Total Other Assets                                                30,993,634          38,451,735
                                                                    ------------        ------------

      Total Assets                                                  $587,642,790        $569,598,350
                                                                    ============        ============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


            LIABILITIES AND STOCKHOLDERS' EQUITY                                    AUGUST 2,             NOVEMBER 2,
                                                                                      2003                   2002
                                                                                 --------------         --------------

                                                                                   (UNAUDITED)
CURRENT LIABILITIES
  Accounts payable - trade                                                       $   83,357,687         $   90,223,335
  Current portion of long term obligation                                             4,276,977              5,180,231
  Accrued liabilities
    Taxes other than income                                                           7,814,660              4,943,876
    Other accrued expenses                                                           41,815,506             25,709,607
    Income taxes                                                                      1,369,304              1,388,244
                                                                                 --------------         --------------
       Total Current Liabilities                                                    138,634,134            127,445,293

SENIOR NOTES (NET OF UNAMORTIZED DISCOUNT (PREMIUM) AND
 FV OF SWAPS OF ($2,289,468) AND $6,910,039 AT AUGUST 2,
 2003 AND ($2,501,893) AND $0 AT NOVEMBER 2, 2002)                                  320,379,429            327,501,893

LONG-TERM OBLIGATIONS                                                                57,946,852             55,132,393

DEFERRED INCOME TAXES                                                                16,767,000             12,344,000

OTHER NON-CURRENT LIABILITIES                                                         3,977,067              3,785,884

OBLIGATIONS UNDER STOCK BONUS PLAN                                                    7,844,882              6,104,850

STOCKHOLDERS' EQUITY
  Common stock, no par value, 60,000 shares authorized;
   28,316 shares issued and outstanding                                                  28,316                 28,316
  Retained earnings                                                                  42,065,110             37,255,721
                                                                                 --------------         --------------

       Total Stockholders' Equity                                                    42,093,426             37,284,037
                                                                                 --------------         --------------

          Total Liabilities and Stockholders' Equity                             $  587,642,790         $  569,598,350
                                                                                 ==============         ==============












   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                    ------------------------------------          ------------------------------------
                                      AUGUST 2,               AUGUST 3,             AUGUST 2,              AUGUST 3,
                                        2003                    2002                  2003                   2002
                                    -------------          -------------          -------------          -------------

                                     (UNAUDITED)            (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
Revenues                            $ 237,355,017          $ 208,359,282          $ 664,228,422          $ 599,255,915

Cost and expenses                     207,944,594            180,804,364            572,464,745            510,913,536
                                    -------------          -------------          -------------          -------------

         Gross profit                  29,410,423             27,554,918             91,763,677             88,342,379

Selling, general and
  administrative expenses              18,693,366             17,108,319             55,556,230             49,099,773
                                    -------------          -------------          -------------          -------------

        Operating profit               10,717,057             10,446,599             36,207,447             39,242,606

Other expense (income)
  Interest expense                      9,118,594              8,763,959             28,138,198             26,667,365
  Interest income                        (208,947)              (446,704)              (768,149)            (1,003,994)
  Royalty income                         (187,500)              (590,273)              (767,746)              (815,481)
  Loss (gain) on foreign
   currency translation                    33,366             (1,946,402)               819,791                806,159
  Sundry (income) loss                    (57,106)                (7,879)               (91,691)                28,184
                                    -------------          -------------          -------------          -------------

                                        8,698,407              5,772,701             27,330,403             25,682,233
                                    -------------          -------------          -------------          -------------

Earnings before income taxes            2,018,650              4,673,898              8,877,044             13,560,373

Income tax expense (benefit)
  Current                              (2,878,000)             2,253,000             (1,177,000)             2,253,000
  Deferred                              4,486,000               (632,000)             5,043,000              2,068,000
                                    -------------          -------------          -------------          -------------

                                        1,608,000              1,621,000              3,866,000              4,321,000
                                    -------------          -------------          -------------          -------------

Net earnings                        $     410,650          $   3,052,898          $   5,011,044          $   9,239,373
                                    =============          =============          =============          =============






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             NINE MONTHS ENDED
                                                                                  -------------------------------------
                                                                                    AUGUST 2,                AUGUST 3,
                                                                                      2003                     2002
                                                                                  ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (UNAUDITED)              (UNAUDITED)
  Net earnings                                                                    $  5,011,044             $  9,239,373
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                   41,498,012               35,035,207
    Amortization of net (premium) / discount on Senior Notes                          (212,425)                 309,407
    Bad debt expense                                                                   783,388                  794,258
    Deferred salaries                                                                  290,700                  378,050
    (Gain) loss on sale of equipment                                                  (212,792)                 251,268
    Deferred tax expense                                                             5,043,000                2,068,000
    Restricted stock option - compensation                                           1,538,377                     --
    Foreign currency translation loss (gain)                                           796,677               (2,473,908)
    Change in assets and liabilities:
      Increase in accounts receivable                                               (4,828,791)              (1,787,897)
      (Increase) decrease in inventories                                            (8,056,094)                 349,999
      Increase in prepaid expenses and other current assets                         (5,116,523)              (3,822,128)
      Increase in prepaid federal income taxes                                         (51,915)                (813,520)
      Increase in other liabilities                                                 11,966,463               15,226,314
      Decrease (increase) in deposits                                                4,032,320               (8,838,897)
      Decrease in accounts payable                                                  (6,865,648)             (14,187,247)
      Increase in sundry other assets                                                 (235,503)                (404,802)
      (Increase) decrease in income taxes                                              (18,940)               1,929,003
                                                                                  ------------             ------------
             Net cash provided by operating activities                              45,361,350               33,252,480
CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                                          (72,010,775)             (52,526,278)
    Proceeds from sale of equipment                                                    629,559                     --
    Acquisition of intangible assets                                                  (775,000)              (3,000,000)
                                                                                  ------------             ------------
             Net cash used in investing activities                                 (72,156,216)             (55,526,278)
CASH FLOWS USED IN FINANCING ACTIVITIES
    Net borrowings under revolving credit facility                                   1,052,982                1,803,115
    Principal payments on long-term obligations                                     (4,981,250)              (6,299,556)
    Proceeds from long-term obligations                                                 50,545                   21,503
    Capitalized loan costs                                                                --                   (375,814)
                                                                                  ------------             ------------
             Net cash used in financing activities                                  (3,877,723)              (4,850,752)
                                                                                  ------------             ------------
             Net decrease in cash and cash equivalents                             (30,672,589)             (27,124,550)
Cash and cash equivalents at beginning of the year                                  69,696,262               53,483,389
                                                                                  ------------             ------------
Cash and cash equivalents at end of the period                                    $ 39,023,673             $ 26,358,839
                                                                                  ============             ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              AUGUST 2,                 AUGUST 3,
                                                                                2003                      2002
                                                                            ------------              ------------

SUPPLEMENTAL CASH FLOW INFORMATION:                                          (UNAUDITED)               (UNAUDITED)
     Cash paid for interest                                                 $ 22,387,000              $ 19,773,000
                                                                            ============              ============

     Cash paid for income taxes                                             $    723,000              $    775,000
                                                                            ============              ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Acquisition of equipment through the assumption of
          long-term obligations                                             $  5,317,367              $    313,850
                                                                            ============              ============

     Increase in Obligation Under Stock Bonus Plan                          $  1,740,032              $      --
                                                                            ============              ============

     (Decrease) increase in fair value of interest rate swaps               $ (6,910,039)             $    174,548
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








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending November 1, 2003.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 31, 2003.

Reclassifications

    Certain reclassifications have been made to the 2002 financial information in order for them to conform to the classifications at August 2, 2003.

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

NOTE B - FISCAL PERIOD

    Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The three month periods ended August 2, 2003 and August 3, 2002 contained 13 weeks. The nine month periods ended August 2, 2003 and August 3, 2002 contained 39 weeks.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

    On November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no pro forma disclosure requirement. Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets; and Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE C - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact, if any, from this standard on its results of operations and financial position.

    In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. All provisions of this Statement should be applied prospectively, except as stated below and for hedging relationships designated after June 30, 2003. All provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact, if any, from this standard on its results of operations and financial position.

NOTE D - INVENTORIES

Inventories consisted of the following at:         August 2,                  November 2,
                                                     2003                        2002
                                                  -----------                 -----------
              Raw materials                       $35,226,018                 $29,585,642
              Finished goods                       38,354,453                  37,753,695
              Parts and supplies                   13,205,916                  11,390,956
                                                  -----------                 -----------
                                                  $86,786,387                 $78,730,293
                                                  ===========                 ===========

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


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

    On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of August 2, 2003, the Company recorded an increase of $6,910,039 in other accrued expenses to recognize the fair value of the swap and a $6,910,039 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.


NOTE G - INCOME TAXES

    The 2003 effective tax rate is in excess of the statutory rate due to the recognition of a change in estimate for prior year book and tax differences and the settlement of prior period tax liabilities.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE
SEGMENTS

    The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of August 2, 2003 and November 2, 2002 and the three and nine months ending August 2, 2003 and August 3, 2002 of (a) Plastipak the parent; (b) the guarantor subsidiaries; (North American Operating Segment) (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

    Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET

                              AS OF AUGUST 2, 2003


                                           PARENT            GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                            TOTAL          SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS           TOTAL
                                        -------------      -------------      -------------     -------------      -------------
CURRENT ASSETS
   Cash                                 $  28,953,382      $   9,027,095      $   1,043,196     $        --        $  39,023,673
   Accounts receivable                     12,821,114         41,610,857          8,654,148        (7,050,801)        56,035,318
   Inventories                                   --           71,106,497         15,679,890              --           86,786,387
   Prepaid expenses                              --            9,177,256          3,031,491              --           12,208,747
   Prepaid federal income taxes             1,023,000          2,741,774             95,871              --            3,860,645
   Deferred income taxes                   (2,639,000)         2,226,000          2,525,000              --            2,112,000
   Other current assets                          --            4,927,005            448,625              --            5,375,630
                                        -------------      -------------      -------------     -------------      -------------

      Total Current Assets                 40,158,496        140,816,484         31,478,221        (7,050,801)       205,402,400

PROPERTY, PLANT &
   EQUIPMENT- NET                                --          299,380,975         52,165,781          (300,000)       351,246,756

OTHER ASSETS
   Cash surrender value
    of life insurance                            --            1,788,374               --                --            1,788,374
   Deposits                                      --           11,678,884               --                --           11,678,884
   Investment in and advances
    to affiliates                         338,455,977       (267,311,489)              --         (71,144,488)              --
   Capitalized loan costs                   1,057,627          8,914,068               --                --            9,971,695
   Intangible assets                             --            3,136,250          3,209,024              --            6,345,274
   Deferred tax asset-long term              (101,556)           101,556               --                --                 --
   Prepaids                                      --              962,010               --                --              962,010
   Sundry                                        --            5,004,248            243,149        (5,000,000)           247,397
                                        -------------      -------------      -------------     -------------      -------------

      Total Other Assets                  339,412,048       (235,726,099)         3,452,173       (76,144,488)        30,993,634
                                        -------------      -------------      -------------     -------------      -------------

       Total Assets                     $ 379,570,544      $ 204,471,360      $  87,096,175     $ (83,495,289)     $ 587,642,790
                                        =============      =============      =============     =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                              AS OF AUGUST 2, 2003


                                      PARENT           GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                      TOTAL           SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS           TOTAL
                                  -------------      -------------      -------------      -------------      -------------
CURRENT LIABILITIES
   Accounts payable               $       1,473      $  59,108,668      $  31,298,347         (7,050,801)     $  83,357,687
   Current portion of long
    term obligation                        --        $   3,287,416            989,561               --            4,276,977
   Taxes other than income                 --        $   6,891,942            922,718               --            7,814,660
   Deferred income tax
    liability current                  (118,000)     $     118,000               --                 --                 --
   Other accrued expenses            20,068,958      $  20,725,791          1,020,757               --           41,815,506
   Income taxes                        (168,440)     $   1,537,744               --                 --            1,369,304
                                  -------------      -------------      -------------      -------------      -------------

      Total Current Liabilities      19,783,991         91,669,561         34,231,383         (7,050,801)       138,634,134

SENIOR NOTES                        323,714,165         (3,334,736)              --                 --          320,379,429

LONG-TERM OBLIGATIONS                      --            5,162,593         57,784,259         (5,000,000)        57,946,852

DEFERRED INCOME TAXES               (10,413,358)        24,150,097          3,030,261               --           16,767,000

OTHER NON-CURRENT
   LIABILITIES                             --            3,397,559            579,508               --            3,977,067

OBLIGATIONS UNDER
   STOCK BONUS PLAN                   4,392,320          3,452,562               --                 --            7,844,882

STOCKHOLDERS'
   EQUITY (DEFICIT)                  42,093,426         79,973,724         (8,529,236)       (71,444,488)        42,093,426
                                  -------------      -------------      -------------      -------------      -------------

      Total Liabilities and
       Stockholders' Equity       $ 379,570,544      $ 204,471,360      $  87,096,175      $ (83,495,289)     $ 587,642,790
                                  =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 2, 2002


                                         PARENT            GUARANTOR         NONGUARANTOR                        CONSOLIDATED
                                          TOTAL           SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS          TOTAL
                                      -------------      -------------      -------------     -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents          $  44,619,480      $  22,888,938      $   2,187,844     $        --        $  69,696,262
   Accounts receivable                    5,086,992         44,941,401          8,757,490        (6,471,516)        52,314,367
   Inventories                                 --           62,985,057         15,745,236              --           78,730,293
   Prepaid expenses                            --            6,273,988          2,249,517              --            8,523,505
   Prepaid federal income taxes             796,000          3,012,730               --                --            3,808,730
   Deferred income taxes                 (2,019,000)         2,226,000          2,525,000              --            2,732,000
   Other current assets                        --            4,057,036            370,857              --            4,427,893
                                      -------------      -------------      -------------     -------------      -------------

      Total Current Assets               48,483,472        146,385,150         31,835,944        (6,471,516)       220,233,050

PROPERTY, PLANT &
EQUIPMENT- NET                                 --          255,598,323         55,715,242          (400,000)       310,913,565


OTHER ASSETS
  Cash surrender value
    of life insurance                          --            1,788,374               --                --            1,788,374
   Deposits                                    --           15,711,204               --                --           15,711,204
   Investment in and advances
    to affiliates                       316,666,208       (254,504,681)              --         (62,161,527)              --
   Capitalized loan costs                 1,155,757         10,105,856               --                --           11,261,613
   Intangible assets                           --            4,504,210          4,263,974              --            8,768,184
   Deferred tax asset - long term           (86,000)            86,000               --                --                 --
   Prepaids                                    --              910,466               --                --              910,466
   Sundry                                      --            5,011,894               --          (5,000,000)            11,894
                                      -------------      -------------      -------------     -------------      -------------

      Total Other Assets                317,735,965       (216,386,677)         4,263,974       (67,161,527)        38,451,735
                                      -------------      -------------      -------------     -------------      -------------

       Total Assets                   $ 366,219,437      $ 185,596,796      $  91,815,160     $ (74,033,043)     $ 569,598,350
                                      =============      =============      =============     =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED



NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 2, 2002



                                         PARENT            GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                         TOTAL           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS           TOTAL
                                     -------------      -------------      -------------      -------------      -------------
CURRENT LIABILITIES
   Accounts payable                  $        --        $  65,472,597      $  31,222,254      $  (6,471,516)     $  90,223,335
   Current portion of long
    term obligation                           --            3,459,728          1,720,503               --            5,180,231
   Taxes other than income                    --            4,392,901            550,975               --            4,943,876
   Deferred income tax
    liability current                     (118,000)           118,000               --                 --                 --
   Other accrued expenses                5,481,483         16,638,057          3,590,067               --           25,709,607
   Income taxes                           (168,440)         1,556,684               --                 --            1,388,244
                                     -------------      -------------      -------------      -------------      -------------

      Total Current Liabilities          5,195,043         91,637,967         37,083,799         (6,471,516)       127,445,293

SENIOR NOTES                           331,146,037         (3,644,144)              --                 --          327,501,893

LONG-TERM OBLIGATIONS                         --            2,981,314         57,151,079         (5,000,000)        55,132,393

DEFERRED INCOME TAXES                  (11,798,000)        22,705,000          1,437,000               --           12,344,000

 OTHER LONG-TERM
 LIABILITIES                                  --            3,147,418            638,466               --            3,785,884

OBLIGATIONS UNDER
 STOCK BONUS PLAN                        4,392,320          1,712,530               --                 --            6,104,850

STOCKHOLDERS'
 EQUITY (DEFICIT)                       37,284,037         67,056,711         (4,495,184)       (62,561,527)        37,284,037
                                     -------------      -------------      -------------      -------------      -------------

      Total Liabilities and
       Stockholders' Equity          $ 366,219,437      $ 185,596,796      $  91,815,160      $ (74,033,043)     $ 569,598,350
                                     =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED



NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED AUGUST 2, 2003


                                       PARENT            GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                        TOTAL           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTAL
                                    -------------      -------------      -------------      -------------      -------------
Revenues                            $        --        $ 218,563,468      $  20,426,682      $  (1,635,133)     $ 237,355,017

Cost and expenses                            --          188,929,311         20,700,416         (1,685,133)       207,944,594
                                    -------------      -------------      -------------      -------------      -------------

      Gross profit (loss)                    --           29,634,157           (273,734)            50,000         29,410,423

Selling, general and
administrative expenses                    81,000         16,902,761          1,709,605               --           18,693,366
                                    -------------      -------------      -------------      -------------      -------------

      Operating (loss) profit             (81,000)        12,731,396         (1,983,339)            50,000         10,717,057

Other expense (income)
   Equity in loss (earnings)
    of affiliates                         136,337            914,972               --           (1,051,309)              --
   Interest expense                     7,939,238            174,459          1,045,818            (40,921)         9,118,594
   Interest income                     (7,967,423)         7,797,790            (80,235)            40,921           (208,947)
   Royalty income                            --             (187,500)              --                 --             (187,500)
   Loss on foreign currency
    translation                              --                 --               33,366               --               33,366
   Sundry (income) loss                  (135,071)            78,654               (689)              --              (57,106)
                                    -------------      -------------      -------------      -------------      -------------

                                          (26,919)         8,778,375            998,260         (1,051,309)         8,698,407
                                    -------------      -------------      -------------      -------------      -------------

(Loss) earnings before
   income taxes                           (54,081)         3,953,021         (2,981,599)         1,101,309          2,018,650


Income taxes                             (464,731)           479,470          1,593,261               --            1,608,000
                                    -------------      -------------      -------------      -------------      -------------

      Net earnings (loss)           $     410,650      $   3,473,551      $  (4,574,860)     $   1,101,309      $     410,650
                                    =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED AUGUST 3, 2002



                                      PARENT            GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                       TOTAL           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTAL
                                   -------------      -------------      -------------      -------------      -------------
Revenues                           $        --        $ 195,810,872      $  13,893,324      $  (1,344,914)     $ 208,359,282

Cost and expenses                           --          167,000,573         14,878,705         (1,074,914)       180,804,364
                                   -------------      -------------      -------------      -------------      -------------

      Gross profit (loss)                   --           28,810,299           (985,381)          (270,000)        27,554,918

Selling, general and
administrative expenses                     --           15,505,234          1,873,085           (270,000)        17,108,319
                                   -------------      -------------      -------------      -------------      -------------

      Operating profit (loss)               --           13,305,065         (2,858,466)              --           10,446,599

Other expense (income)
   Equity in loss (earnings)
    of affiliates                     (4,628,370)           348,874               --            4,279,496               --
   Interest expense                    7,337,871            314,767          1,161,032            (49,711)         8,763,959
   Interest income                    (7,248,399)         7,077,382           (325,398)            49,711           (446,704)
   Royalty income                           --             (590,273)              --                 --             (590,273)
   Gain on foreign currency
    translation                             --                 --           (1,946,402)              --           (1,946,402)
   Sundry (income) loss                 (135,000)           130,447             (3,326)              --               (7,879)
                                   -------------      -------------      -------------      -------------      -------------

                                      (4,673,898)         7,281,197         (1,114,094)         4,279,496          5,772,701
                                   -------------      -------------      -------------      -------------      -------------

Earnings (loss) before
   income taxes                        4,673,898          6,023,868         (1,744,372)        (4,279,496)         4,673,898


Income taxes                           1,621,000               --                 --                 --            1,621,000
                                   -------------      -------------      -------------      -------------      -------------

      Net earnings (loss)          $   3,052,898      $   6,023,868      $  (1,744,372)     $  (4,279,496)     $   3,052,898
                                   =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE NINE MONTHS ENDED AUGUST 2, 2003


                                       PARENT            GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                        TOTAL           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTAL
                                    -------------      -------------      -------------      -------------      -------------
Revenues                            $        --        $ 604,762,193      $  63,092,513      $  (3,626,284)     $ 664,228,422

Cost and expenses                            --          516,610,693         59,580,337         (3,726,285)       572,464,745
                                    -------------      -------------      -------------      -------------      -------------

      Gross profit                           --           88,151,500          3,512,176            100,001         91,763,677

Selling, general and
administrative expenses                   246,619         50,922,245          4,387,366               --           55,556,230
                                    -------------      -------------      -------------      -------------      -------------
      Operating (loss) profit            (246,619)        37,229,255           (875,190)           100,001         36,207,447

Other expense (income)
   Equity in loss (earnings)
    of affiliates                      (8,391,424)         1,206,809               --            7,184,615               --
   Interest expense                    24,651,058            620,629          2,992,794           (126,283)        28,138,198
   Interest income                    (22,905,495)        22,249,761           (238,698)           126,283           (768,149)
   Royalty income                            --             (767,746)              --                 --             (767,746)
   Loss on foreign currency
    translation                              --                 --              819,791               --              819,791
   Sundry (income) loss                  (405,071)           321,666             (8,286)              --              (91,691)
                                    -------------      -------------      -------------      -------------      -------------

                                       (7,050,932)        23,631,119          3,565,601          7,184,615         27,330,403
                                    -------------      -------------      -------------      -------------      -------------

Earnings (loss) before
   income taxes                         6,804,313         13,598,136         (4,440,791)        (7,084,614)         8,877,044


Income taxes                            1,793,269            479,470          1,593,261               --            3,866,000
                                    -------------      -------------      -------------      -------------      -------------

      Net earnings (loss)           $   5,011,044      $  13,118,666      $  (6,034,052)     $  (7,084,614)     $   5,011,044
                                    =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE NINE MONTHS ENDED AUGUST 3, 2002


                                       PARENT             GUARANTOR          NONGUARANTOR                            CONSOLIDATED
                                        TOTAL            SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS           TOTAL
                                    -------------       -------------       -------------       -------------       -------------
Revenues                            $        --         $ 553,250,175       $  48,169,685       $  (2,163,945)      $ 599,255,915


Cost and expenses                            --           462,636,393          50,171,088          (1,893,945)        510,913,536
                                    -------------       -------------       -------------       -------------       -------------

      Gross profit (loss)                    --            90,613,782          (2,001,403)           (270,000)         88,342,379

Selling, general and
administrative expenses                      --            43,781,362           5,588,411            (270,000)         49,099,773
                                    -------------       -------------       -------------       -------------       -------------

      Operating profit (loss)                --            46,832,420          (7,589,814)               --            39,242,606

Other expense (income)
   Equity in loss (earnings)
    of affiliates                     (13,469,753)          2,275,220                --            11,194,533                --
   Interest expense                    22,119,121           1,102,842           3,599,362            (153,960)         26,667,365
   Interest income                    (21,756,545)         21,127,570            (528,979)            153,960          (1,003,994)
   Royalty income                            --              (815,481)               --                  --              (815,481)
   Loss on foreign currency
    translation                              --                  --               806,159                --               806,159
   Sundry (income) loss                  (453,196)            571,634             (90,254)               --                28,184
                                    -------------       -------------       -------------       -------------       -------------

                                      (13,560,373)         24,261,785           3,786,288          11,194,533          25,682,233
                                    -------------       -------------       -------------       -------------       -------------

Earnings (loss) before
   income taxes                        13,560,373          22,570,635         (11,376,102)        (11,194,533)         13,560,373

Income taxes                            4,321,000                --                  --                  --             4,321,000
                                    -------------       -------------       -------------       -------------       -------------


      Net earnings (loss)           $   9,239,373       $  22,570,635       $ (11,376,102)      $ (11,194,533)      $   9,239,373
                                    =============       =============       =============       =============       =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 2, 2003

                                            PARENT            GUARANTOR         NONGUARANTOR                          CONSOLIDATED
                                             TOTAL           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTAL
                                         -------------      -------------      -------------      -------------      -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
      Net cash (used in) provided by
       operating activities              $  (2,066,098)     $  47,453,235      $     (25,787)      $       --        $  45,361,350

CASH FLOWS USED IN
   INVESTING ACTIVITIES
   Acquisition of property
    and equipment                                 --          (69,448,645)        (2,562,130)              --          (72,010,775)
   Proceeds from sale of equipment                --              616,967             12,592               --              629,559
   Investment in and advances
    to affiliates                          (13,600,000)          (400,000)              --           14,000,000               --
   Acquisition of intangible assets               --             (775,000)              --                                (775,000)
                                         -------------      -------------      -------------      -------------      -------------

      Net cash (used in) provided
       by investing activities             (13,600,000)       (70,006,678)        (2,549,538)        14,000,000        (72,156,216)

CASH FLOWS USED IN
   FINANCING ACTIVITIES
   Net borrowings under line of credit            --                 --            1,052,982               --            1,052,982
   Principal payments on long-term
    obligations                                   --           (3,308,400)        (1,672,850)              --           (4,981,250)
   Proceeds from long-term obligations            --           12,000,000             50,545        (12,000,000)            50,545
   Capital increases                              --                 --            2,000,000         (2,000,000)              --
                                         -------------      -------------      -------------      -------------      -------------

      Net cash provided by (used in)
       financing activities                       --            8,691,600          1,430,677        (14,000,000)        (3,877,723)
                                         -------------      -------------      -------------      -------------      -------------

Net decrease in cash                       (15,666,098)       (13,861,843)        (1,144,648)              --          (30,672,589)

Cash and cash equivalents at
   the beginning of the year                44,619,480         22,888,938          2,187,844               --           69,696,262
                                         -------------      -------------      -------------      -------------      -------------

Cash and cash equivalents at
   the end of the period                 $  28,953,382      $   9,027,095      $   1,043,196      $        --        $  39,023,673
                                         =============      =============      =============      =============      =============


                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 3, 2002

                                              PARENT          GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                               TOTAL         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                           ------------      ------------      ------------      ------------      ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
      Net cash provided by (used in)
       operating activities                $  6,400,000      $ 31,400,171      $ (4,547,691)     $       --        $ 33,252,480

CASH FLOWS USED IN
   INVESTING ACTIVITIES
   Acquisition of property
    and equipment                                  --         (50,765,055)       (3,338,416)        1,577,193       (52,526,278)
   Proceeds from sale of equipment                 --                --           1,577,193        (1,577,193)             --
   Investment in and advances
    to affiliates                            (6,400,000)       (1,990,000)             --           8,390,000              --
   Acquisition of intangible assets                --          (3,000,000)             --                            (3,000,000)
                                           ------------      ------------      ------------      ------------      ------------

      Net cash (used in) provided
       by investing activities               (6,400,000)      (55,755,055)       (1,761,223)        8,390,000       (55,526,278)

CASH FLOWS USED IN
   FINANCING ACTIVITIES
   Net borrowings under line of credit             --                --           1,803,115              --           1,803,115
   Principal payments on long-term
    obligations                                    --          (2,418,198)       (3,881,358)             --          (6,299,556)
   Proceeds from long-term obligations             --                --              21,503              --              21,503
   Capitalized loan costs                          --            (375,814)             --                --            (375,814)
   Capital increases                               --                --           8,390,000        (8,390,000)             --
                                           ------------      ------------      ------------      ------------      ------------

      Net cash (used in) provided by
       financing activities                        --          (2,794,012)        6,333,260        (8,390,000)       (4,850,752)
                                           ------------      ------------      ------------      ------------      ------------

Net (decrease) increase in cash                    --         (27,148,896)           24,346              --         (27,124,550)

Cash and cash equivalents at
   the beginning of the year                      1,000        51,476,877         2,005,512              --          53,483,389
                                           ------------      ------------      ------------      ------------      ------------

Cash and cash equivalents at
   the end of the period                   $      1,000      $ 24,327,981      $  2,029,858      $       --        $ 26,358,839
                                           ============      ============      ============      ============      ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE H - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION

DEPRECIATION AND AMORTIZATION EXPENSE                          GUARANTOR             NONGUARANTOR
PERIOD ENDED                                                  SUBSIDIARIES           SUBSIDIARIES               TOTAL
                                                              ------------           ------------            ------------

           08/02/03                                           $ 34,347,893           $  7,150,119            $ 41,498,012
                                                              ------------           ------------            ------------

           08/03/02                                           $ 28,916,684           $  6,118,523            $ 35,035,207
                                                              ============           ============            ============

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

    All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories (including the impact of possible new technologies and the impact of such competition on pricing, revenues and margins), our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

                              RESULTS OF OPERATIONS

    We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended August 2, 2003 and August 3, 2002 were 13 weeks long. The nine months ended August 2, 2003 and August 3, 2002 were 39 weeks long.

    Listed in the table below are our revenues and related percentages of revenue for the three and nine months ended August 2, 2003 and August 3, 2002 in each of our product categories.

                                                             CONSOLIDATED REVENUE BY PRODUCT CATEGORY

                                         Three Months Ended August 2, 2003                Nine Months Ended August 2, 2003
                                                and August 3, 2002                               and August 3, 2002

                                      2003           %       2002          %           2003           %       2002          %
                                    ------------------------------------------       ------------------------------------------

                                                                    (dollar amounts in thousands)
Carbonated and non-
    carbonated beverage revenue     $110,175       46.5%   $ 95,098      45.7%       $295,113       44.4%   $266,227      44.4%
Consumer cleaning revenue           $ 70,734       29.8%   $ 58,849      28.2%       $205,732       31.0%   $177,719      29.7%
Food and processed juice
    revenue                         $ 29,305       12.3%   $ 28,590      13.7%       $ 87,681       13.2%   $ 83,773      14.0%
Industrial, agricultural and
    automotive revenue              $ 11,498        4.8%   $ 11,116       5.3%       $ 36,240        5.5%   $ 30,750       5.1%
Other revenue (a)                   $ 15,643        6.6%   $ 14,706       7.1%       $ 39,462        5.9%   $ 40,787       6.8%
                                    ------------------------------------------       ------------------------------------------
Total revenue                       $237,355      100.0%   $208,359     100.0%       $664,228      100.0%   $599,256     100.0%



         (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

THREE MONTHS ENDED AUGUST 2, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2002

REVENUE

    Revenue increased 13.9% to $237.4 million for the three months ended August 2, 2003 with unit sales increasing 8.5%. Consistent performance in the U.S. combined with significant gains in Brazil helped drive these results. In the U.S., additional sales activity from our two new manufacturing sites in the Southeast, combined with higher average resin pricing, helped push sales higher. Resin prices (which represent a significant cost of the product) have increased in the three-month period ended August 2, 2003 as compared to the three-month period ended August 3, 2002. Using industry standard price data, we estimate that higher resin prices resulted in approximately a $10.0 million increase in revenues for the three months ended August 2, 2003.

    Revenue and unit sales increases and decreases by product category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue increased 15.9% to $110.2 million while unit sales during the three-month period ended August 2, 2003 increased by 9.4% over the same period in 2002. This growth was a result of strong preform sales in Brazil combined with the addition of new customers at our two new manufacturing sites located in Alabama and Florida. The difference between the revenue and unit volume increases posted was largely attributable to higher average raw material prices for the period that were passed through to customers in the form of higher selling prices.

    - Consumer cleaning revenue increased 20.2% to $70.7 million. Unit sales during the three-month period ended August 2, 2003 increased 14.4% over the three-month period ended August 3, 2002. The significant growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices which converted into higher selling prices and continued strength in our customer's cleaning business. As compared to the prior period ending August 3, 2002, several new products began shipping including items in the automatic dishwash and hard surface cleaner area.

    - Our food and processed juice category posted increases in both revenue and unit volume for the third quarter of 2003. Food and processed juices revenue increased 2.5% to $29.3 million. Unit sales during the three-month period ended August 2, 2003 increased 6.2% over the three-month period ended August 3, 2002. This performance was the result of broad based activity across all customers combined with the start up of several key initiatives, including a new edible multi-layer barrier oil package.

    - Industrial, agricultural and automotive revenue increased 3.4% to $11.5 million. Unit sales for the three-month period ended August 2, 2003 increased 0.5% from the three-month period ended August 3, 2002. These increases were primarily driven from increased large bottle sales used in the multi-quart oil market and anti-freeze market, along with higher HDPE material prices which were passed through to customers in the form of higher selling prices.

    - Other revenue increased 6.4% to $15.6 million. The increase was primarily attributable to increases in freight and other miscellaneous revenue. The increase was offset by a decrease in the health, personal care and distilled spirits category. The health, personal care and distilled spirits category, a business which accounts for less than 1.0% of our revenue, saw a decline in both revenue and sales units during the third quarter.

GROSS PROFIT

    Gross profit increased 6.7% to $29.4 million for the three-month period ended August 2, 2003. The increase in gross profit is primarily attributable to higher unit sales volume and improved operating performance related to our South American operations. Customer price reductions implemented to extend customer contracts and expand our business, however, offset the increase in gross profit. We have not been able, through efficiencies in production to date, to offset price reductions implemented. The collective impact of the price reductions was approximately $2.4 million for the quarter. Gross profit as a percent of revenue decreased to 12.4% as compared to 13.2% in the prior period. The erosion of gross profit as a percentage of revenue was also due to higher resin costs that increased revenue without increasing associated gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended August 2, 2003 increased 9.3% to $18.7 million. Increases in property taxes, travel and professional services contributed approximately $0.7 million to the increase. Compensation expense recorded for restricted stock options contributed approximately $0.6 million to the increase. As a percentage of revenue, selling, general and administrative expenses decreased to 7.9% for the three months ended August 2, 2003 from 8.2% for the three months ended August 3, 2002.

INTEREST EXPENSE

    Interest expense increased $0.4 million to $9.1 million for the three-month period ended August 2, 2003, as compared to $8.7 million for the three-month period ended August 3, 2002. The increase was primarily due to the sale, on September 25, 2002, of $50.0 million of the 10.75% Senior Notes. The increase in interest expense related to the Senior Notes was partially offset by a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

    Other income decreased by $2.6 million to $0.4 million for the three-month period ended August 2, 2003. The decrease was primarily attributable to a decrease in foreign currency translation gains over the prior period.

INCOME TAX EXPENSE (BENEFIT)

    Provision for income taxes was a $1.6 million expense for the three months ended August 2, 2003 and for the three months ended August 3, 2002. Earnings before taxes was $2.0 million in the third quarter of 2003 compared to $4.7 million of earnings in the third quarter of 2002. The effective rate was 79.7% in the third quarter of 2003 compared to 34.7% in the third quarter of 2002. The increase in the effective tax rate in the third quarter of 2003 was due to the accounting of a change in estimate for prior year book and tax differences and the settlement of prior period tax liabilities.

NET (LOSS) EARNINGS

    Net earnings decreased by $2.6 million from net earnings of $3.1 million for the three-month period ended August 3, 2002 to net earnings of $0.4 million for the three-month period ended August 2, 2003. An increase in selling, general and administrative expenses, a decrease in other (income) and expense and other factors mentioned above resulted in a reduction in net earnings over the prior period.

NINE MONTHS ENDED AUGUST 2, 2003 COMPARED TO NINE MONTHS ENDED AUGUST 3, 2002

REVENUE

    Revenue increased 10.8% to $664.2 million for the nine months ended August 2, 2003 while unit sales increased for the period by 8.7%. Consistent performance in the U.S. combined with significant gains in Brazil helped drive these results. In the U.S., additional sales activity from our two new manufacturing sites in the Southeast, combined with higher average resin pricing, helped push sales higher. Resin prices (which represent a significant cost of the product) have increased in the nine-month period ended August 2, 2003 as compared to the nine-month period ended August 3, 2002. Using industry standard price data, we estimate that higher resin prices resulted in approximately a $31.0 million increase in revenues for the nine months ended August 2, 2003.

    Revenue and unit sales increases and decreases by product category are discussed more specifically below:

    - Carbonated and non-carbonated beverage revenue increased 10.9% to $295.1 million while unit sales during the nine-month period ended August 2, 2003 increased by 9.4% over the same period in 2002. This growth was a result of strong preform sales in Brazil combined with the addition of new customers at our two new manufacturing sites located in Alabama and Florida. The difference between the revenue and unit volume increases posted was largely attributable to higher average raw material prices for the period that were passed through to customers in the form of higher selling prices.

    - Consumer cleaning revenue increased 15.8% to $205.7 million. Unit sales during the nine-month period ended August 2, 2003 increased 6.9% over the nine-month period ended August 3, 2002. The significant growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices which converted into higher selling prices and continued strength in our customer's cleaning business. Several new products began shipping during the period including items in the automatic dishwash and hard surface cleaner area.

    - Our food and processed juice category posted increases in both revenue and unit volume for the nine month period ended August 2, 2003. Food and processed juices revenue increased 4.7% to $87.7 million. Unit sales during the nine-month period ended August 2, 2003 increased 10.8% over the nine-month period ended August 3, 2002. This performance was the result of broad based activity across all customers combined with the start up of several key initiatives, including a new edible multi-layer barrier oil package that began shipping during the period.

    - Industrial, agricultural and automotive revenue increased 17.9% to $36.2 million. Unit sales for the nine-month period ended August 2, 2003 increased 10.3% from the nine-month period ended August 3, 2002. These increases were driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market along with higher HDPE material prices for the period which were passed through to customers.

    - Other revenue decreased 3.2% to $39.5 million. This decrease is attributable mainly to a decrease in sales volume in the health, personal care and distilled spirits revenue. The health, personal care and distilled spirits category, a business which accounts for less than 1.0% of our revenues, saw a decline in both revenue and sales units during the third quarter.

GROSS PROFIT

    Gross profit increased 3.9% to $91.8 million for the nine-month period ended August 2, 2003. The increase in gross profit is primarily attributable to higher unit sales volume and improved operating performance related to our South American operations, offset by increased operating costs associated with the start-up of several new product lines, the addition of two new facilities and the expansion of two existing facilities. Price reductions implemented to extend customer contracts and expand our business, however, offset the increase in gross profit. We have not been able, through efficiencies in production to date, to offset price reductions implemented. The collective impact of the price reductions was approximately $3.3 million for the nine-month period. Gross profit as a percent of revenue decreased to 13.8% as compared to 14.7% in the prior period. The erosion of gross profit as a percentage of revenue was also due to higher resin costs that increased revenue without increasing associated gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the nine months ended August 2, 2003 increased 13.1% to $55.6 million. As a percentage of revenue, selling, general and administrative expenses increased to 8.4% for the nine months ended August 2, 2003 from 8.2% in the nine months ended August 3, 2002. Increases in insurance, corporate labor, legal, depreciation, taxes, and research and development expenses of approximately $4.7 million were the primary factors contributing to the change. Compensation expense recorded for restricted stock options of approximately $1.5 million contributed to the increase as well.

INTEREST EXPENSE

    Interest expense increased 5.5% to $28.1 million. The increase was primarily due to the sale, on September 25, 2002, of $50.0 million of the 10.75% Senior Notes, which contributed to the approximately $53.6 million increase in our debt level over the prior period ending August 3, 2002. The increase in interest expense related to the Senior Notes was partially offset by a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

    Other income decreased by $0.2 million to $0.8 million for the nine-month period ended August 2, 2003. The decrease was mainly due to a decrease in interest income and royalty income offset by an increase in sundry income.

INCOME TAX EXPENSE (BENEFIT)

    Provision for income taxes was a $3.9 million expense for the nine months ended August 2, 2003 as compared to a $4.3 million expense for the nine months ended August 2, 2002. Earnings before taxes was $8.9 million for the first nine months of 2003 compared to $13.6 million of earnings for the first nine months of 2002. The effective rate was 43.6% for the first nine months of 2003 compared to 31.9% for the first nine months of 2002. The increase in the effective tax rate for the first nine months of 2003 is due to the accounting of a change in estimate for prior year book and tax differences and the settlement of prior period tax liabilities.

NET EARNINGS

    Net earnings decreased by $4.2 million from net earnings of $9.2 million for the nine-month period ended August 3, 2002 to net earnings of $5.0 million for the nine-month period ended August 2, 2003. As previously discussed, start-up costs associated with new product lines, the addition of two new facilities and expansion of two existing facilities along with an increase in selling, general and administrative expenses, an increase in interest expense and other factors mentioned above resulted in a reduction in net earnings over the prior period.

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

    During the nine months ended August 2, 2003, we spent approximately $77.3 million to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $125 million in fiscal 2003 and $90 million in 2004.

    We are using technology that will allow us to pursue opportunities in the condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Additionally, we are in the process of opening two small facilities in Eastern Europe. Our 2004 capital expenditure budget incorporates the opening of these two facilities.

    We had positive cash flow from operating activities of $45.4 million, which in part funded our capital expenditures of approximately $77.3 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

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

                                    INFLATION

    We use large quantities of plastic resins in manufacturing our products. These resins accounted a major portion of our cost of goods sold in the nine-month period ended August 2, 2003, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

    In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations resulted in a loss of approximately $0.8 million for the nine months ended August 2, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operating activities increased $12.1 million to $45.4 million for the nine months ended August 2, 2003 as compared to the nine months ended August 3, 2002. The increase in cash was primarily the result of an increase of $13.2 million in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation. An increase in net working capital of $3.2 million was another factor contributing to the change in cash. The increase in net working capital was due to a decrease in deposits and an increase in accounts payable offset by an increase in accounts receivable, increased spending on inventories and a decrease in other liabilities. The increase in non-cash expenses and net working capital was offset by a decrease in operating performance of $4.2 million.

    Net cash used in investing activities was $72.2 million and $55.5 million for the nine-month periods ending August 2, 2003 and August 3, 2002, respectively. Investing activities were primarily attributable to the acquisition of property and equipment. For the nine months ended August 2, 2003 and August 3, 2002, property and equipment acquisitions were $72.0 million and $52.5 million, respectively. During the current period, cash used for the acquisition of intangible assets was partially offset by proceeds from the sale of equipment. For the period ended August 3, 2002, $3.0 million was used to acquire intangible assets.

    Net cash used in financing activities was $3.9 million and $4.9 million for the nine-month periods ended August 2, 2003 and August 3, 2002, respectively. In the nine months ended August 2, 2003 and August 3, 2002, net cash of $5.0 million and $6.3 million, respectively, was used to make principal payments on long-term obligations. In the nine months ended August 2, 2003 and August 3, 2002, cash was provided from long-term obligations of $1.1 million and $1.8 million, respectively.

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

    On August 20, 2001, in conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of August 2, 2003, $57.5 million in letters of credit were outstanding under the Amended Credit Agreement and we had $92.5 million available for borrowing.

    Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum
1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.50 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of August 2, 2003, we are in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

    Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:


                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                            --------------------------------       ----------------------------------

                               AUGUST 2,         AUGUST 3,           AUGUST 2,            AUGUST 3,
                                 2003              2002                2003                 2002
Net earnings (per GAAP
  basis)                    $    410,650       $  3,052,898        $  5,011,044         $   9,239,373
Income tax expense             1,608,000          1,621,000           3,866,000             4,321,000
Interest expense               9,118,594          8,763,959          28,138,198            26,667,365
Depreciation                  12,643,294         11,210,602          36,578,183            32,339,132
Amortization                   1,686,239            891,187           4,919,829             2,696,075
                            ------------       ------------        ------------         -------------

EBITDA                      $ 25,466,777       $ 25,539,646        $ 78,513,254         $  75,262,945
                            ============       ============        ============         =============


                                      YEARS ENDED                        LAST TWELVE MONTHS (LTM)
                            --------------------------------       ----------------------------------

                             NOVEMBER 2,        NOVEMBER 3,          AUGUST 2,            AUGUST 3,
                                2002               2001                2003                 2002
Net earnings (per GAAP
  basis)                    $  8,592,810       $  7,147,376        $  4,364,481         $  9,616,356
Income tax expense             4,831,000          3,284,000           4,376,000            4,326,000
Interest expense              35,099,265         28,955,895          36,570,098           35,140,897
Depreciation                  44,070,064         40,701,846          48,309,115           42,857,615
Amortization                   3,947,529          4,009,775           6,171,283            4,336,597
                            ------------       ------------        ------------         -------------

EBITDA                      $ 96,540,668       $ 84,098,892        $ 99,790,977         $ 96,277,465
                            =============      ============        ============         =============


    Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2003 is approximately $125 million and $90 million in 2004, a majority of which is expected to be discretionary capital expenditures. Our new sites in Florida and Alabama began production in December 2002 and March 2003, respectively. In addition, we expect to have a new site in Louisiana beginning production in mid to late fiscal 2004. We expect to finance all of our capital expenditures with operating cash flows and the net proceeds of the offering of $50.0 million principal amount of 10.75% Senior Notes due 2011 that closed in September 2002, and to cover any shortfalls with borrowings under the Amended Credit Agreement.

    In negotiations with major customers for substantial new business and the extension of current business, we agreed to price reductions. These price reductions totaled approximately $2.4 million for the quarter ended August 2, 2003. We estimate that these price reductions will average approximately $4.3 million per quarter for the next three to five years. We believe we will be able to partially or fully offset the negative effect on our margins of these price reductions with the expansion of our business with these customers and making our manufacturing process more efficient. We are currently opening up new facilities with updated equipment, and updating existing facilities and manufacturing processes to minimize the cost of producing our products. If we are unable to offset the effects of these price reductions through the expansion of our business with these customers and through making our products more efficiently, or otherwise offset the effects of such price reductions, our margins will likely be materially adversely affected.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of August 2, 2003, we had approximately $39.0 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

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

                     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    On November 3, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment; Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal long-lived assets. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no pro forma disclosure requirement. Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans.

    The adoption of these standards did not have a material impact on our financial position or results of operations.

    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact, if any, from this standard on our results of operations and financial position.

    In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. All provisions of this Statement should be applied prospectively, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material impact on our results of operations and financial position.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact, if any, from this standard on our results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

    At August 2, 2003 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

    On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which will be determined via linear interpolation. As of August 2, 2003, we recorded an increase of $6,910,039 in other accrued expenses to recognize the decrease in fair value of the swap and a $6,910,039 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.


ITEM 4.  CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that as of such date the disclosure controls and procedures were adequate and effective in ensuring that material information relating to Plastipak would be made known to them by others in the company.

    There were no significant changes in internal controls or other factors that could significantly affect Plastipak's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Plastipak's internal controls. As a result, no corrective actions were required or undertaken.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the fall of 1999, North American Container, Inc. ("NAC") filed suit in the U.S. District Court for the Northern District of Texas (Civil Action No. 3-99CV1749-D), claiming damages in an unspecified amount against Plastipak and 41 other defendants for the alleged infringement of NAC U.S. Patent No. 5,072,841. On April 4, 2000 this patent reissued as patent RE 36,639, with 14 new claims. Plastipak is spending approximately $75,000 per month to vigorously defend this suit for the alleged patent infringement of NAC's "plastic container". The parties have filed summary judgment motions. The Special Master has made recommendations that, if adopted by the court, would eliminate all but a small number of bottles from the case. The proceedings have been stayed pending the judge's ruling on the summary judgment motions. In the event defendants fail on their summary judgment motion, our cost of defending this action for a protracted period of time could exceed $1.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.

                31.1   Certification of Principal Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

                31.2 Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                2. On August 12, 2003, Plastipak Holdings, Inc., filed a Current Report on Form 8-K pursuant to Item 5. Other Events and Required FD Disclosure, regarding a press release announcing the addition of a new facility located in Pineville, Louisiana. The new facility will supply Proctor and Gamble's Fabric and Home Care Division with containers for their HDL (Heavy Duty Liquid detergent) business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PLASTIPAK HOLDINGS, INC.



Dated:  September 16, 2003     By:   /s/ William C. Young
                                   -------------------------------------
                                   William C. Young
                                   President and Chief Executive Officer


                               By:   /s/ Michael J. Plotzke
                                   -------------------------------------
                                   Michael J. Plotzke,
                                   Treasurer and Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

EX-31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-31.2          Certification of Principal Financial Officer Pursuant
                 Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002