Form 10-K
period 2003-11-01
PLASTIPAK HOLDINGS INC
filed 2004-01-29
CIK 1161738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the fiscal year ended November 1, 2003
                                       OR
      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       Commission File Number: 333-73552
                            PLASTIPAK HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                                   52-2186087
      -------------------------------             ----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

                 41605 Ann Arbor Road, Plymouth, Michigan 48170
                 ----------------------------------------------

                    (Address of principal executive offices)

                                 (734) 455-3600
                                 --------------

              (Registrant's telephone number, including area code)

         (Former address: 9135 General Court, Plymouth, Michigan 48170)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of November 1, 2003 was 28,316.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-K INDEX

PART I          .................................................................................

     Item 1.    Business ........................................................................
     Item 2.    Properties ......................................................................
     Item 3.    Legal Proceedings ...............................................................
     Item 4.    Submission of Matters to a Vote of Security Holders .............................

PART II         .................................................................................

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters .............................................................
     Item 6.    Selected Financial Data .........................................................
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations .............................................
     Item 7A.   Quantitative and Qualitative Disclosures About
                Market Risk .....................................................................
     Item 8.    Financial Statements and Supplementary Data .....................................
     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .............................................
     Item 9A.   Controls and Procedures .........................................................

PART III        .................................................................................

     Item 10.   Directors and Executive Officers of the Registrant ..............................
     Item 11.   Executive Compensation ..........................................................
     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management ..................................................................
     Item 13.   Certain Relationships and Related Transactions ..................................
     Item 14.   Principal Accountant Fees and Services ..........................................

PART IV         .................................................................................

     Item 15.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K .............................................................

                                     PART I

ITEM 1. BUSINESS

         Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a majority of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company which serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brazil produces injection-molded plastic performs and blow molds rigid plastic packaging in Paulinia and Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

         Plastipak is a leading manufacturer of plastic packaging containers for many of the world's largest consumer products companies. During fiscal 2003, we manufactured and distributed approximately 7.4 billion containers worldwide for over 450 customers. In North America, we are the exclusive supplier of plastic containers to Procter & Gamble for heavy-duty, liquid laundry detergents and the largest supplier of plastic containers to Kraft Foods for their salad dressings, barbecue sauces and grated cheeses. We are recognized by our customers as an innovator in blow-molded package design and manufacturing, and we have obtained over 130 U.S. patents, many of which are registered in foreign countries, for our state-of-the-art, package-manufacturing processes. For 36 years, we have worked as a strategic partner with our customers in the early stages of their new marketing initiatives. We provide integrated transportation and logistics services, and satisfy our customers' needs for recycling, reliability and dependability in plastic packaging. For the year ended November 1, 2003, our revenue was $897.8 million, our earnings were $4.4 million and our EBITDA was $102.2 million. For reconciliation between net earnings and EBITDA see "Managements Discussion and Analysis of Financial Condition and Results from Operations".

         We have increased our revenue between 1999 and 2003 at a compounded annual growth rate (CAGR) of approximately 12.2%. Further, all of our revenue growth has been organic. This continued growth is being driven by the advantages of plastic over glass and metal (e.g., weight, strength and shatter resistance), customer preferences for plastic and technological advances. We believe that we are well positioned to capitalize on the conversion trend and to increase our market share in our product categories.

         We locate our manufacturing plants near the filling sites of our key customers. In addition to our track record of innovative design, superior customer service and low-cost manufacturing processes, the proximity of our locations to our key customers helps us retain our major customers. To meet the demand of our diverse customer base, we operate thirteen plants in the United States and Brazil. The total square footage of our manufacturing and warehousing facilities is in excess of five million square feet. Our expansion in Brazil has given us additional customer service capability and access to South America's rapidly expanding plastic packaging market. We plan to use our relationships with key customers to create new opportunities in North and South America.

         Our principal executive offices are located at 41605 Ann Arbor Road, Plymouth, Michigan 48170. Our mailing address is P.O. Box 2500C, Plymouth, Michigan 48170-0907, and our telephone number is (734) 455-3600.

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K MAY NOT PROVE TO BE ACCURATE.

         This Form 10-K contains certain "forward-looking statements," including, in particular, the statements about our plans and strategies, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Business." Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth above in this "Risk Factors" section and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

OVERVIEW

         Because our broad range of product lines serves customers in diverse industries and geographic regions, we believe our revenue and cash flow are relatively predictable, reducing our exposure to market or economic fluctuations. We have increased revenue organically between 1999 and 2003 at a CAGR of approximately 12.2%. To support our revenue growth, we have invested approximately $350.0 million in facilities, machinery and equipment over the last five years. We believe our commitment to investing in state-of-the-art facilities, machinery and equipment has resulted in significant additional capacity to serve our customers' needs, and enables us to produce plastic containers at competitive prices.

         In the year ended November 1, 2003, 68.9% of our revenue was generated by our top ten customers, all of whom are under contracts having terms of between one and five years. We or the customer, however, may terminate these contracts earlier under certain circumstances. Terms and conditions of our customer contracts vary, but in general the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us.

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

         We design, manufacture and distribute plastic containers in four product categories:

         -        carbonated and non-carbonated beverage;

         -        consumer cleaning;

         -        food and processed juices; and

         -        industrial, automotive and agricultural.

OUR PRODUCT CATEGORIES

CARBONATED AND NON-CARBONATED BEVERAGE

         We are a leader in the beverage packaging industry. Our carbonated and non-carbonated beverage business has continued to grow, as plastic has continued to make inroads in replacing other packaging materials. This product category includes carbonated soft drinks ("CSD"), bottled water, juice drinks and beer. We have seen significant growth in non-CSD demand for PET bottles, which are clear and light-weight, and have become the standard for the bottled water industry. We are one of the largest suppliers of PET bottles used for Pepsi's Aquafina and Dr Pepper's Deja Blue water. In addition, we were awarded a long-term contract from the Buffalo Rock Company, the largest independently owned Pepsi franchise, to supply CSD and bottled water containers. This business is being serviced out of our new facility in McCalla, Alabama.

         We are also a leading producer of bottles for the CSD industry, where production complexity is relatively low and production runs are relatively long. We are a leading supplier to Pepsi Cola Bottlers of PET bottles for all of its Pepsi brands, including Pepsi, Diet Pepsi and Mountain Dew. Our other large CSD customers include AmBev (South America's largest brewer), Beverage Associates (Cadbury Beverages), Dr Pepper/Seven Up Bottling Group, and National Beverage. Carbonated and non-carbonated beverage sales provided 45.0% of our revenue for the year ended November 1, 2003.

CONSUMER CLEANING

         Procter & Gamble and Reckitt Benckiser are among our largest customers in this product category. We are the sole supplier for all of Procter & Gamble's branded heavy-duty, liquid laundry detergent containers in North America, including Tide, Cheer, Era and Gain. We also supply containers for various household products, such as Procter & Gamble's Bounce and Febreze and Reckitt's Lysol, Resolve and Electrasol. We partner with many of our customers to create distinctive containers such as Procter & Gamble's award-winning 300-oz. Tide dispenser bottle launched in 2000. We have long been an industry leader in developing new proprietary plastic packaging for consumer cleaning products. In 1984, also with Procter & Gamble, we developed the system for applying the "Drip Proof" spout for Tide liquid laundry detergent. We also use many of our patents for value-added features such as in-mold labeling, where a plastic or paper brand label is molded into and becomes part of the actual plastic container in a single process, replacing glued-on, post-manufacture labeling. We use a sophisticated preferential heating process to produce oval PET bottles suitable for trigger spray applications, a product with growing popularity among consumers. We are pursuing significant growth opportunities associated with the continued conversion to HDPE and PET packaging of household cleaners. We continue to grow as liquid detergents, which are primarily packaged in plastic, capture market share from powdered detergents, which are primarily packaged in cardboard. Consumer cleaning container sales provided 30.8% of our revenue for the year ended November 1, 2003.

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

         Growth in this category has been driven by the continuing conversion from metal, glass and paper containers to plastic bottles, as the functionality, safety and improving economics of plastic became more apparent, and as consumer preference for plastic packaging continued to grow. PET squeeze bottles for such condiments as salad dressing and mayonnaise have proven extremely popular with consumers who recognize the added convenience that plastic provides.

         We are increasing our activity and presence in the production of PET bottles required for the hot-fill packaging of shelf-stable juices and juice drinks. The hot-fill process, in which bottles are filled at between 180 to 190 degrees Fahrenheit to kill bacteria, permits the shipment and display of juices and juice drinks without refrigeration. The manufacturing process for hot-fill PET packaging is more demanding than that used for cold-fill beverage containers, and typically involves slower processing speeds, greater shape complexity and heavier weights. Recently, we were awarded a long-term contract from Pepsi to supply Gatorade bottles beginning in February 2004. This business will be serviced out of our facility in Garland, Texas. Food and processed juices container sales accounted for 12.7% of our revenue in the year ended November 1, 2003.

INDUSTRIAL, AUTOMOTIVE AND AGRICULTURAL

         Castrol, SOPUS Products (Equilon - Shell), Chevron/Texaco and Old World Industries (Peak) are among our major customers in this product category. To increase our product diversity, we have targeted end markets in this product category, including motor oil, antifreeze, windshield washer fluid and other specialty automotive aftermarket products. We also supply containers for BEHR deck cleaners and BASF chemical products. Industrial, automotive and agricultural container sales generated 5.5% of our revenue in the year ended November 1, 2003.

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

STRATEGICALLY LOCATED, STATE-OF-THE-ART OPERATING FACILITIES

         We serve our U.S. customers through a nationwide network of thirteen strategically located, technologically advanced manufacturing facilities, through our Productivity Center in Jackson Center, Ohio, through our Packaging Development

Center in Medina, Ohio, and a network of strategically located warehouse facilities. Brazil is served by manufacturing facilities in Paulinia and Manaus. Our plants feature top quality injection molding machines, high speed blow molders (including the multi-station GEM-PAK technology, which was developed and patented by our manufacturing and engineering teams), computerized material and inventory handling, and machines modified to allow the quick changeover of molds to meet varying customer needs. Over the last five years, we have invested approximately $350.0 million in our facilities and state-of-the-art production equipment, which have significantly reduced our costs. Our facilities are strategically located near the filling sites of most of our key customers, which we believe enables us to facilitate just-in-time inventory management, eliminate costly shipping and handling charges, reduce working capital needs and foster the development of long-term manufacturing and distribution relationships. We believe that locating our facilities near our key customers also creates entry barriers for our competition. With our fleet of approximately 300 tractors and 1100 trailers, we offer same-day delivery to many of our customers.

TECHNOLOGY-DEVELOPMENT CAPABILITIES

         We are proud of our industry leading engineering and design capabilities and believe that we often earn and retain business as a result of these skills. Our packaging development and productivity centers have secured over 130 patents and continue to incorporate leading technology into customer-driven applications. We also believe we have a sustainable competitive advantage because we can produce prototypes of new designs with great speed and creativity for our customers. We are able to design and deliver a prototype to a customer just two weeks after they first explained their packaging concept to us. We have re-engineered existing manufacturing equipment to allow quick mold changeovers, reducing the changeover process from days to hours, giving us greater production flexibility.

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

CUSTOMER-ORIENTED CULTURE

         In our 36 years in business, we have created a special culture focused on customer service. Plastipak's engineering teams participate in the early phases of our key customers' new marketing initiatives. As an integrated team, we work alongside our customers to shape the design features of new packaging containers and develop new processes and equipment to manufacture those containers. Further, to ensure that our employees' incentives are aligned with our customers' objectives, compensation for approximately 500 key manufacturing employees with leadership responsibility is based on operating and logistics performance measures. We believe these employee incentives will further enhance our strong relationships with key customers, help us attract new customers and allow us to control costs.

MANAGEMENT DEPTH AND EXPERIENCE

         Our management team has an impressive track record of cultivating our customer base of major consumer product companies, launching innovative product designs and achieving profitable, organic growth. Our top 12 senior executives have on average 23 years experience in the industry and 19 years experience at Plastipak. Our executives are invested in our success through their over 90% ownership of our equity. We believe our retention levels are among the highest in the industry. Our management team includes engineers who have developed many of the processes that we have patented and use to our competitive advantage.

OUR BUSINESS STRATEGY

         Our strategy is to continue to increase our revenues and profitability and to further enhance our leading industry positions. From fiscal 1999 to 2003, we increased our revenues by 58.8% to $897.8 million, our EBITDA by approximately $36.0 million to $102.2 million (see "Management's Discussion and Analysis of Financial Condition and Results from Operations") and our production volume by 42.2% to 7.4 billion units, all through organic growth. We will continue to prudently invest in production equipment only after establishing contracts with our customers and completing our normal rigorous internal review process. The key components of our strategy include the following objectives:

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

OUR CUSTOMERS

         Substantially all of our sales are made to major branded consumer products companies, primarily in the United States. Our customers demand a high degree of packaging design and engineering to accommodate complex bottle shapes, performance requirements, materials, speed to market and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of one to five years. All of our top ten customers are under contracts with terms between one and five years. These contracts, however, may be terminated earlier by us or our customer upon a material breach of the contract or, in some cases, in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

         In many cases, we are the sole supplier of all of a customer's custom plastic bottle requirements nationally, regionally or for a specific brand. Our largest customer is Procter & Gamble. For fiscal 2001, 2002 and 2003, Procter & Gamble accounted for approximately 23%, 25% and 27% of our revenue, respectively. Our largest customers include:

                                                                                                 CUSTOMER
        CUSTOMER                                     PRODUCT CATEGORY                            SINCE (a)
--------------------------------           ---------------------------------------              -----------
Procter & Gamble                           Consumer Cleaning                                     Mid 1970s
Reckitt Benckiser                          Consumer Cleaning                                     Mid 1970s
Kraft Foods                                Food and Processed Juices                             Mid 1980s
Old World                                  Industrial, Automotive and Agricultural               Mid 1980s
The Kroger Company                         Carbonated and Non-Carbonated Beverage,               Late 1980s
                                           Food and Processed Juices
National Beverage                          Carbonated and Non-Carbonated Beverage                Late 1980s
Pepsi COBO                                 Carbonated and Non-Carbonated Beverage                Late 1980s
AC Humko                                   Food and Processed Juices                            Early 1990s
PepsiAmerica                               Carbonated and Non-Carbonated Beverage               Early 1990s
AmBev                                      Carbonated and Non-Carbonated Beverage                Mid 1990s
Beverage Associates Cooperative            Carbonated and Non-Carbonated Beverage                Mid 1990s
(Cadbury Beverages)
Dr Pepper Bottling Group                   Carbonated and Non-Carbonated Beverage                Mid 1990s
Pepsi CPG                                  Carbonated and Non-Carbonated Beverage                Mid 1990s
SOPUS Products                             Industrial, Automotive and Agricultural               Late 1990s
Polar Beverages                            Carbonated and Non-Carbonated Beverage                Late 1990s
Buffalo Rock Company                       Carbonated and Non-Carbonated Beverage                Late 2003

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

RAW MATERIALS

         Resin and energy, the principal raw materials of our plastics business, have remained widely available to our U.S. operations, though subject to considerable price volatility. The majority of Plastipak's customer contracts allow us to pass through resin price increases on 30 days' notice. Since we usually receive 30 days' notice of price increases from our resin suppliers, we are generally able to tolerate price increases without substantial harm to profits, although contracts containing pass-through provisions may not be available to us in the future. See "Risks Related to Our Business." As a major consumer of resin, we also leverage our bulk purchasing power to gain the best possible pricing and terms we can obtain.

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

MANUFACTURING AND DISTRIBUTION

         We serve our customers with a wide range of state-of-the-art manufacturing capabilities and services. Our thirteen manufacturing facilities are strategically located near the filling sites of our key customers. We believe that our proximity to key customers enables us to work closely with our customers, to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs and to foster the development of long-term manufacturing and distribution relationships.

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

         Our subsidiary, Whiteline, is a fully licensed ICC common carrier, and serves approximately 70% of our transportation needs. With Whiteline's fleet of approximately 300 tractors and 1100 trailers, we offer same-day delivery to many of our customers.

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

         We are capable of generating new product designs within weeks of customer requests. We also believe that our customized designs help our customers differentiate their products in the marketplace while also improving the appeal and performance of their products. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container product markets where the ability to produce sophisticated package designs and deliver high quality graphics at a reasonable cost is crucial to a product's success. Additionally, we have the engineering capabilities in-house to create new machines, which can more efficiently produce the proprietary products developed for our customers. Packaging development expenses were approximately $7.1 million, $8.6 million and $8.0 million for fiscal 2001, 2002 and 2003, respectively.

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

FOREIGN OPERATIONS

         Since 1996, we have expanded our operations into South America. We are working to leverage our relationships with new customers in Brazil into new opportunities in North and South America. Our initial operation was a plant located in suburban Sao Paulo (Paulinia), Brazil. We have a facility in Manaus, an area with favorable tax incentives in the state of Amazonia, Brazil. We also have a sales office in Buenos Aires, Argentina. Our Brazilian net revenue has grown from $8.0 million in 1996 to $86.5 million for the year ended November 1, 2003. We believe that the global trend in the conversion of glass, metal and paper to plastic packaging will continue, particularly in the developing world, as consumer economies expand and industrialization continues.

         We are establishing three small entities in Central Europe, Plastipak Slovakia, s.r.o., Plastipak Czech Republic, s.r.o., and Clean Tech Slovakia, s.r.o. Plastipak Slovakia will serve as the technical and design center and provide sales, marketing and administrative services for Central Europe. We are currently negotiating contract terms and conditions with a major customer to support the Plastipak Czech Republic site. If we are unsuccessful in these negotiations, we will not be investing a significant dollar amount in this entity. If we are successful, it is anticipated that the initial investment will be approximately $7 to $10 million.

         With respect to Clean Tech Slovakia, we will be applying for a government grant from a recycling fund established by the Slovakian government and this application is due by January 31, 2004. We presently intend to supply recycled material for various applications out of this new site. It is unknown at this time how much we will invest in this entity and this will depend on the success of the grant application from the recycling fund.

COMPETITION

         We face substantial competition throughout our product categories from a number of well-established national and regional companies. Our primary national competitors include Amcor, American National Can, Inc., Ball Plastics, Consolidated Container Company, Constar International, Graham Packaging Company, Liqui-Box Corporation, Owens-Illinois, Inc., and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods.

INTELLECTUAL PROPERTY

         We own over 130 U.S. patents, and have over 74 patent applications currently pending at the United States Patent and Trademark Office. In addition, over 270 foreign patents have been issued and are currently active, and approximately 170 are pending, although not all of our U.S. patents are registered in foreign countries. Our patents include patents for our GEM-PAK molding system, a gas clamping electronically controlled molding machine.

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

         In addition, a number of governmental authorities in the United States and in other countries have enacted and are expected to continue to enact legislation aimed at reducing the amount of disposed plastic wastes. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise affect our business. To date, these initiatives and developments have not materially and adversely affected us. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic. Our subsidiary, Clean Tech, is among the top 20 suppliers of post-consumer recycled materials in the United States. Clean Tech supplies the majority of Plastipak's post-consumer recycled materials needs.

EMPLOYEES

         We have approximately 3,600 non-union employees in the U.S. and 153 employees in Brazil. Given the seasonality of the plastic bottling industry, we expect to continue to employ temporary and seasonal workers during peak production months, in both the United States and Brazil. We have not had any material labor disputes in the past five years and consider our relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

COMPETITION -- WE FACE CONSIDERABLE COMPETITIVE RISKS.

         We face substantial competition from a number of well-established national and regional companies. Our primary national competitors include Amcor, American National Can, Inc., Ball Plastics, Consolidated Container Company, Constar International, Graham Packaging Company, Liqui-Box Corporation, Owens-Illinois, Inc., and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods. Many of our competitors have financial and other resources that are substantially greater than ours. In order to compete successfully, we will need to continue to make substantial capital expenditures to develop new products and streamline our manufacturing processes. Competition in our industry could negatively affect our business operations.

CONCENTRATION OF CUSTOMERS -- WE HAVE SEVERAL MAJOR CUSTOMERS, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

For the fiscal year ended November 1, 2003, our largest single customer accounted for approximately 27% of our revenue. Our ten largest customers accounted for approximately 68.9% of our revenue. The termination by any of these customers of their relationship with us could have a material adverse effect on our business and results of operations. All of our top ten customers are under contracts with terms of between one and five years. In general, these contracts are requirements contracts that do not obligate our customers to purchase any specific minimum product from us. These contracts may be terminated by us or by our customer prior to their expiration dates upon a material breach of the contract or, in some cases, in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

ECONOMIC AND POLITICAL RISK IN SOUTH AMERICA -- WE HAVE SPECIAL RISKS ASSOCIATED WITH OUR SOUTH AMERICAN OPERATIONS.

         We have significant operations in Brazil. We currently have two plants located in Brazil. We also have a sales office in Buenos Aires, Argentina. For the year ended November 1, 2003, net sales of our Brazilian subsidiaries totaled approximately $86.5 million, representing approximately 9.2% of our worldwide revenue for such period. We experienced a net loss of approximately $8.3 million on our Brazilian sales for the year ended November 1, 2003.

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

         - inability of our foreign subsidiaries to enforce certain of their key agreements through the legal systems in South America; and

         -        recent changes in Brazilian tax laws.

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

         To fund our growth plans and maintain our current level of operations, we will continue to make substantial capital expenditures for product development and improvements in our manufacturing processes. In fiscal 2002 and 2003, we made capital expenditures of approximately $85.0 million and $107.3 million, respectively. We estimate that capital expenditures in each of fiscal 2004 and 2005 will be approximately $120.0 million and $70.0 million, respectively. In addition, we may be required to make additional investments as the demands of our industry and our customers evolve. We may not be able to fund any necessary investments, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

         We face the risk that our access to resin is interrupted or that we may not be able to purchase it at competitive prices. We use large quantities of plastic resins in manufacturing our products. Plastic resins accounted for a major portion of our cost of goods sold in fiscal 2003. Plastic resins are subject to substantial price fluctuations caused by shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We may experience supply interruptions in the future. Our purchases of raw materials are subject to market prices. Although we generally have pass through provisions in many of our customer contracts, market conditions may not permit us to pass through any future raw material price increases. The inability to procure resin or significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, would have a material adverse effect on our financial condition and results of operations. Furthermore, a significant increase in resin prices could slow the pace of conversion from paper, glass and metal containers to plastic containers to the extent that these costs are passed on to the customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Raw Materials."

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

OTHER RISKS

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK -- WE ARE CONTROLLED BY THE YOUNG FAMILY.

         William C. Young, our Chief Executive Officer, and members of his immediate family own over 90% of our common stock on a fully-diluted basis and, therefore, control our board of directors. As a result, the Young family will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. Circumstances may occur in which the interests of the Young family could be in conflict with the interests of the holders of our 10.75% Senior Notes.

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

PRODUCTS LIABILITY RISK -- WE FACE PRODUCTS LIABILITY RISK. IN ADDITION, OUR BUSINESS IS EXPOSED TO THE PRODUCTS LIABILITY RISK OF OUR CUSTOMERS.

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

         In 1999, North American Container filed a lawsuit against us and 41 other defendants claiming some of our products infringe one of their patents and requesting an unspecified amount in damages. See "Business -- Legal Proceedings". Discovery has been completed. The Court has issued its order eliminating a significant portion of NAC's claims. This ruling is subject to the appeal process. If we do not prevail in the litigation, our business and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

         We occupy a number of owned and leased properties located throughout the United States, Brazil and Argentina for our technical centers, manufacturing plants, corporate headquarters and sales offices. We currently utilize 40 facilities, 15 of which we own and 25 of which we lease. Our interests in all of our U.S. facilities are pledged to secure our current credit facility.

The following table lists the location, square footage, principal use and ownership interest in our facilities.

      LOCATION         SQUARE FOOTAGE          PRINCIPAL USE             OWNED/LEASED
      --------         --------------          -------------             ------------
Jackson Center, OH          66,000      Productivity Center                Owned
Medina, OH                  74,000      Packaging & Development Center     Owned
Champaign, IL              614,500      Manufacturing                      Owned
Dundee, MI                 135,300      Manufacturing                      Owned
East Longmeadow, MA        262,700      Manufacturing                      Owned
Garland, TX                113,400      Manufacturing                      Owned
Highland, TX                72,200      Manufacturing                      Owned
Jackson Center, OH         970,000      Manufacturing                      Owned
Manaus, Brazil              70,000      Manufacturing                      Owned
McCalla, AL                281,000      Manufacturing                      Owned
Medina, OH                 213,700      Manufacturing                      Owned
Paulinia, Brazil           161,000      Manufacturing                      Owned
Plant City, FL              78,500      Manufacturing                      Owned
Westland, MI               198,300      Manufacturing                      Owned
Lima, OH                   126,600      Warehouse                          Owned
Alsip, IL                  204,000      Manufacturing, Warehouse           Leased
Alsip, IL                  100,000      Warehouse                          Leased
Atlanta, GA                 76,800      Warehouse                          Leased
Ayer, MA                    77,000      Warehouse                          Leased
Canton, MI                  35,000      Warehouse                          Leased
Champaign, IL              187,000      Warehouse                          Leased
Champaign, IL              208,630      Warehouse                          Leased
Champaign, IL               85,000      Warehouse                          Leased
Champaign, IL              145,000      Warehouse                          Leased
Champaing, IL                8,285      Warehouse                          Leased
Dallas, TX                 168,712      Warehouse                          Leased
Garland, TX                200,000      Warehouse                          Leased
Houston, TX                140,000      Warehouse                          Leased
Lakeland, FL                63,008      Warehouse                          Leased
Lima, OH                   100,000      Warehouse                          Leased
Lima, OH                   100,000      Warehouse                          Leased
Medina, OH                 178,000      Warehouse                          Leased
Medina, OH                   6,000      Warehouse                          Leased
Medina, Ohio                74,000      Warehouse                          Leased
Plymouth, MI                 2,880      Warehouse                          Leased
Romulus, MI                246,750      Warehouse                          Leased
Westland, MI                12,000      Warehouse                          Leased
Plymouth, MI                 9,000      Office                             Leased
Plymouth, MI                32,000      Truck Garage                       Leased
Plymouth, MI               160,800      Headquarters                       Leased

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

         In the fall of 1999, North American Container, Inc. ("NAC") filed suit in the U.S. District Court for the Northern District of Texas (Civil Action No. 3-99CV1749-D), claiming damages in an unspecified amount against Plastipak and 41 other defendants for the alleged infringement of NAC U.S. Patent No. 5,072,841. On April 4, 2000 this patent reissued as patent RE 36,639, with 14 new claims. The new claims were the primary focus of NAC's case against Plastipak and the major manufacturers, as well as major food and beverage distributors. Plastipak is spending approximately $75,000 per month to vigorously defend this suit for the alleged patent infringement of NAC's "plastic container." The discovery phase of the litigation has been completed. The Court issued an order that eliminated a significant portion of NAC's claims. This order is subject to the appeal process. Our future cost of defending this action for a protracted period of time could exceed $1.0 million.

         Camplas, one of Plastipak Brazil's customers, failed to pay for bottles supplied to it by Plastipak Brazil. In 1998, Plastipak Brazil filed suit for payment. In response to Plastipak Brazil's suit, Camplas filed a counterclaim alleging that the bottles were defective. Camplas seeks damages from Plastipak Brazil in the amount of approximately R$12,200,000 (reais). The litigation is progressing through their legal system. We do not believe this litigation presents the risk of a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public market for Plastipak Holdings common equity.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the four fiscal years ended November 1, 2003 were derived from our audited consolidated financial statements. The following selected financial data for the year ended October 30, 1999 were derived from audited combined financial statements of the predecessor companies. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                                     YEAR ENDED
                                          --------------------------------------------------------------
                                             1999         2000         2001         2002         2003
                                          ----------   ----------   ----------   ----------   ----------
                                                           (dollar amounts in thousands)
STATEMENTS OF OPERATIONS DATA:
Total Revenues .........................  $ 565,527    $ 701,872    $ 809,774    $ 812,190    $ 897,829
Costs and expenses .....................    491,009      625,691      709,012      697,001      777,670
          Gross Profit .................     74,518       76,181      100,762      115,189      120,159
Selling, general and
    administrative expenses ............     50,253       50,958       64,477       68,506       74,965
          Operating profit .............     24,265       25,223       36,285       46,683       45,194
Interest expense .......................     26,021       27,028       28,956       35,099       36,902
Other income (a) .......................     (2,510)      (1,418)      (3,102)      (1,840)        (612)
Earnings (loss) before income taxes
    and change in accounting principle..        754         (387)      10,431       13,424        8,904
INCOME TAXES:
    Current ............................       (270)         223        2,111           20         (485)
    Deferred ...........................      1,967       (2,403)       1,173        4,811        5,028
                                          ---------    ---------    ---------    ---------    ---------
                                          $   1,697    $  (2,180)   $   3,284    $   4,831    $   4,543

Earnings (loss) before
    cumulative effect of change in
    accounting principle ...............       (943)       1,793        7,147        8,593        4,361
Cumulative effect of change in
    accounting principle (b) ...........          -        3,125            -            -            -
                                          ---------    ---------    ---------    ---------    ---------
          Net earnings (loss) ..........  $    (943)   $   4,918    $   7,147    $   8,593    $   4,361
                                          =========    =========    =========    =========    =========
SUPPLEMENTAL MEASURES:
EBITDA (c) .............................  $  66,166    $  68,886    $  84,099    $  96,541    $ 102,156
Ratio of net debt to EBITDA (d) ........       4.09x        3.73x        3.32x        3.33x        3.42x
Ratio of EBITDA to interest expense ....       2.54x        2.55x        2.90x        2.75x        2.77x
BALANCE SHEET DATA (AT END OF PERIOD):
Adjusted working capital (e) ...........  $  41,872    $  23,920    $  31,480    $  31,772    $  22,580
Total assets ...........................    398,997      421,108      505,055      569,598      607,200
Total debt .............................    278,917      260,200      333,062      387,815      386,895
Stockholders' equity ...................     17,861       22,592       29,467       37,284       40,945

(a) Included in other income for 1999 is a $5,749,000 charge related to a reclassification pursuant to SFAS No. 145, "Rescission of FASB Statements No. 4, 64, and 144, Amendment of FASB Statement No. 13 and Technical Corrections". An extraordinary loss related to early extinguishment of debt has been reclassified and the associated tax benefit of $1,955,000 has been reclassified to current tax expense (benefit).

(b) A gain was recorded for a change in accounting principle due to a change in accounting for parts and supplies. Through October 30, 1999, Packaging expensed parts and supplies utilized in its manufacturing facilities. Effective October 31, 1999, these items are inventoried and are charged to expense when used. Due to increased volume of purchases of such items, management believes that this method is preferable and it provides for a better matching of revenues and expenses. The financial statements for the years preceding the fiscal year ended October 28, 2000 have not been restated. See Note N to the consolidated financial statements included in Plastipak's 10-K for fiscal year ending November 2, 2002 filed on January 31, 2003.

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

(d)      Net debt equals total debt less cash and cash equivalents.

(e) Adjusted working capital represents current assets less cash and cash equivalents minus current liabilities less short-term debt and current portion of long-term debt.

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

         All statements other than statements of historical fact included in this Form 10-K, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories (including the impact of possible new technologies and the impact of such competition on pricing, revenues and margins), our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

OVERVIEW

         Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brazil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brazil produces injection-molded plastic preforms, blow molds rigid plastic packaging in Paulinia and produces injection-molded plastic preforms in Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

RESULTS OF OPERATIONS

         We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The fiscal years ended November 1, 2003 and November 2, 2002 were 52 weeks long. The fiscal year ended November 3, 2001 was 53 weeks long.

         Listed in the table below are our revenue and related percentages of revenue for the years ended November 1, 2003, November 2, 2002 and November 3, 2001. Our revenue has been achieved organically due to increased business with new and existing customers.

                                                             CONSOLIDATED REVENUE BY PRODUCT CATEGORY
                                                  ------------------------------------------------------------
                                                     YEAR ENDED          YEAR ENDED            YEAR ENDED
                                                  NOVEMBER 1, 2003    NOVEMBER 2, 2002    NOVEMBER 3, 2001 (a)
                                                  ----------------    ----------------    --------------------
                                                               (dollar amounts in thousands)
Carbonated and non-carbonated beverage revenue    $404,179    45.0%   $362,678    44.7%    $373,091    46.0%
Consumer cleaning revenue                         $276,325    30.8%   $242,106    29.8%    $233,223    28.8%
Food and processed juice revenue                  $114,092    12.7%   $110,146    13.6%    $109,892    13.6%
Industrial, agricultural and automotive revenue   $ 49,003     5.5%   $ 41,752     5.1%    $ 45,280     5.6%
Other revenue (b)                                 $ 54,230     6.0%   $ 55,508     6.8%    $ 48,289     6.0%
                                                  --------   -----    --------   -----     --------   -----

Total revenue                                     $897,829   100.0%   $812,190   100.0%    $809,775   100.0%
                                                  ========   =====    ========   =====     ========   =====

(a) The periods ended November 1, 2003 and November 2, 2002 were 52 weeks long. The period ended November 3, 2001 contained 53 weeks.

(b)      Other revenue includes Clean Tech (recycling), Whiteline
         (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

YEAR ENDED NOVEMBER 1, 2003 COMPARED TO YEAR ENDED NOVEMBER 2, 2002

REVENUE

         Solid gains were delivered in the year ended November 1, 2003 with revenue for the full year at $897.8 million, up 10.5% over the same period in 2002. Sales volume in 2003 increased to 7.4 Billion units, up 9.0% over 2002 levels. Our four key product categories, Beverage, Consumer Cleaning, Food and Industrial and Automotive, all reported unit and revenue increases for the year. Brazil represented approximately 26.4% of our unit volume growth in 2003 and approximately 22.5% of our sales revenue increase in 2003.

         Resin prices (which represent a significant cost of the product) increased during the year ended November 1, 2003 as compared to the year ended November 2, 2002. Using industry standard price data, we estimate that higher resin prices resulted in approximately a $39.0 million increase in revenue for the year ended November 1, 2003.

         Revenue and unit sales increases and decreases by product category are discussed more specifically below:

         - Carbonated and non-carbonated beverage revenue increased 11.4% to $404.2 million in 2003 with unit volume up 9.7% over 2002. Revenue gains for 2003 were evenly split between the U.S. and Brazil, each up approximately $20.0 million. Unit volume grew at a higher rate in Brazil, driven by strong preform sales, with Brazil unit volume up 26.4% and U.S. unit volume up 4.8% during 2003. The difference between the revenue and unit volume increases posted was largely attributable to higher average raw material prices for the period that were passed through to customers in the form of higher selling prices.

         - Consumer cleaning revenue increased 14.1% to $276.3 million during the year ended November 1, 2003 with unit volume up 9.0% over 2002 levels. These gains were primarily a result of two factors: new product and customer sales during the year combined with solid gains by current customers in the liquid detergent and household cleaner markets. In addition, higher HDPE material prices which converted into higher selling prices contributed to the increase in consumer cleaning revenue as compared to the year ended November 2, 2002.

         - Our food and processed juice product category reported higher unit and dollar sales in 2003. For the year ended November 1, 2003, unit volume increased 8.5% and sales revenue increased 3.6% over 2002. The addition of new products in the juice, cooking oil and condiments areas, combined with consistent performance from our core product offerings, were key to our success in this area for the year ended November 1, 2003.

         - Industrial, agricultural and automotive revenue increased in both units and dollar sales for 2003. Revenue in this category increased 17.4% to $49.0 million with unit sales increasing 12.2% during the year ended November 1, 2003. These increases were driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market along with new volume awards in the product category.

         - Other revenue decreased 2.3% to $54.2 million. Other revenue, which includes our health, personal care, distilled spirits, freight and other miscellaneous revenue, posted decreases in both revenue and sales units during 2003. This decrease is attributable mainly to a decrease in sales volume in the health, personal care and distilled spirits revenue.

GROSS PROFIT

         Gross profit increased 4.3% to $120.2 million for the year ended November 1, 2003. The increase in gross profit is primarily attributable to higher unit sales volume and improved operating performance related to our South American operations, offset by increased operating costs associated with the start-up of several new product lines, the addition of two new facilities and the expansion of two existing facilities. Price reductions implemented to extend customer contracts and expand our business also offset the increase in gross profit. We have not been able, through efficiencies in production to date, to totally offset implemented price reductions. The collective impact of the price reductions was approximately $5.8 million for the year ended November 1, 2003. Gross profit as a percent of revenue decreased to 13.4% as compared to 14.2% in the prior period. The erosion of gross profit as a percentage of revenue was also due to higher resin costs that increased revenue without increasing associated gross profit.

         Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we experienced revenue changes without corresponding changes in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) for the year ended November 1, 2003 increased 9.4% to $75.0 million. As a percentage of revenue, selling, general and administrative expenses decreased to 8.3% for the year ended November 1, 2003 from 8.4% in the year ended November 2, 2002. Increases in insurance, legal and professional fees and depreciation expenses of approximately $4.0 million were the primary factors contributing to the change. Increases in compensation and benefits and travel expenses contributed $2.0 million to the increase in SG&A. The increase in SG&A was offset by a $0.7 decrease in overall SG&A associated with our South American operations.

INTEREST EXPENSE

         Interest expense increased 5.1% to $36.9 million. The increase was primarily due to the sale, on September 25, 2002, of $50.0 million of the 10.75% Senior Notes. Interest expense for the year ended November 1, 2003 reflects a full year of interest expense for the $50.0 million Senior Notes as compared to the prior year ended November 2, 2002. The increase in interest expense related to the Senior Notes was partially offset by interest earned from interest rate swaps and a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

         Other income decreased by $1.2 million to $0.6 million for the year ended November 1, 2003 as compared to $1.8 million for the year ended November 2, 2002. The decrease was primarily attributable to a $1.1 million increase in foreign currency exchange rate losses related to our South American operations. A loss of $0.5 million on the disposition and sale of fixed assets, and a decrease in interest income offset by an increase in royalty income of $0.4 million, also contributed to the change in other income over the prior period.

INCOME TAX EXPENSE (BENEFIT)

Provision for income taxes was a $4.5 million expense for the year ended November 1, 2003 as compared to a $4.8 million expense for the year ended November 2, 2002. Earnings before taxes were $8.9 million for the year ended November 1, 2003 compared to $13.4 million of earnings for the year ended November 2, 2002. The effective rate was 51.0% and 36.0% for the years ending November 1, 2003 and November 2, 2002, respectively. The increase in the effective tax rate for the year ended November 1, 2003 is due to the accounting of a change in estimate of prior year book and tax differences and the settlement of prior period tax liabilities.

NET EARNINGS

         Net earnings decreased by $4.2 million to net earnings of $4.4 million for the year ended November 1, 2003 from net earnings of $8.6 million for the year ended November 2, 2002. As previously discussed, start-up costs associated with new product lines, the addition of two new facilities and expansion of two existing facilities along with an increase in selling, general and administrative expenses, an increase in interest expense and other factors mentioned above resulted in a reduction in net earnings over the prior period.

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

         Revenue and unit sales increases and decreases by product category are discussed more specifically below:

         - Carbonated and non-carbonated beverage revenue decreased 2.8% to $362.7 million while unit sales during the year ended November 2, 2002 increased by 7.6% over the year ended November 3, 2001. Unit sales growth was attributable to the U.S. market where unit sales increased 7.6% from 2001. Increased business in Brazil resulted in an increase of 7.4% of unit sales over 2001. Increased activity in the water market continues to drive increased unit volume. While unit sales increased, revenue declined in this category due to lower average raw material prices, a product mix shift to more single service packages that have lower selling prices, and currency devaluations in Brazil.

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

         - Other revenue increased 14.9% to $55.5 million. This increase is attributable mainly to an increase in freight, recycling, and other miscellaneous revenue. The increase was offset by a decrease in health, personal care and distilled spirits revenue due to our exit from a piece of business in this sector.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 6.2% to $68.5 million for year ended November 2, 2002. As a percentage of revenue, selling, general and administrative expenses increased slightly to 8.4% in the year ended November 2, 2002 from 8.0% in the year ended November 3, 2001. The increase was related to the reclassification of $1.3 million of site management wages from manufacturing expenses and a $1.2 million increase related to the implementation of SAP. Increases in corporate labor contributed approximately $2.2 million to the increase. The increase in corporate labor is mainly due to compensation expense recorded for restricted stock options in the amount of approximately $2.4 million.

         The increase in selling, general and administrative expenses was offset by a decrease in bad debt expense. Bad debt expense decreased approximately 53% to $1.8 million for the year ended November 2, 2002 from $3.7 million in the prior period. The decrease in bad debt is mainly attributable to the economic crisis in Brazil and Argentina during fiscal 2001. As a result of the economic crisis, we incurred bad debt expenses of approximately $3.2 million for the year ended November 3, 2001. Improved economic conditions in both Brazil and Argentina and tighter credit controls led to a decrease in bad debt expense for the year ended November 2, 2002. The decrease in bad debt expense represents 65% of the increase in earnings before taxes between fiscal year 2002 and 2001.

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

INCOME TAX EXPENSE (BENEFIT)

         Provision for income taxes was a $4.8 million expense for the year ended November 2, 2002 as compared to a $3.3 million expense for the year ended November 3, 2001. Earnings before taxes were $13.4 million for the year ended November 2, 2002 compared to $10.4 million of earnings for the year ended November 3, 2001. The effective rate was 36.0% and 31.5% for the years ending November 2, 2002 and November 3, 2001 respectively.

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

         - Other revenue decreased 10.0% to $48.3 million. This decrease is attributable to reduced business activity with customers within the health, personal care and distilled spirits category and a shift to smaller, lower priced packages within our product mix. This decrease is attributable to less project revenue with existing customers.

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

INCOME TAX EXPENSE (BENEFIT)

         Our provision for income taxes for 2001 was $3.3 million, which represents an effective tax rate for fiscal 2001 of 31.5%. This compares to a tax benefit of $2.2 million, which represents an effective tax rate of 563% in fiscal 2000. The effective tax rates for both periods were reduced by utilization of research and experimentation tax credits that we determined were applicable to our operations in fiscal 2000.

NET EARNINGS

         Net earnings increased $2.2 million from net earnings of $4.9 million for the year ended October 28, 2000 to net earnings of $7.1 million for the year ended November 3, 2001. This increase is largely due to increased gross profit generated by additional sales unit volume and reduced manufacturing costs and improved performance.

FINANCIAL CONDITION

         We intend to expand our business, both domestically and internationally. We have a significant amount of financing capacity to fund the continued growth of our business. Past expenditures have been used to maintain equipment and expand capacity for revenue growth. These expenditures were funded with cash flow from operations, additional debt and additional operating leases. Future capital expenditures will be used in the same manner as past expenditures.

         During the year ended November 1, 2003, we spent approximately $100.8 million and assumed $6.5 million in capital lease obligations to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $120.0 million in fiscal 2004 and $70.0 million in 2005.

         We are using technology that will allow us to pursue opportunities in the condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Additionally, we are in the process of establishing three small facilities in Central Europe. Our 2004 capital expenditure budget incorporates the opening of these facilities. See "Business - Foreign Operations".

         We had positive cash flow from operating activities of $75.4 million, which in part funded our capital expenditures of approximately $100.8 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

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

                                    INFLATION

         We use large quantities of plastic resins in manufacturing our products. These resins accounted a major portion of our cost of goods sold in the year ended November 1, 2003, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

         In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. Exchange rate fluctuations resulted in a loss of approximately $1.0 million for the year ended November 1, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities increased 45.5% to $75.4 million for the fiscal year ended November 1, 2003 as compared to the fiscal year ended November 2, 2002. The increase is in part due to adjusted net working capital and other asset and liability changes of $17.6 million for the year ended November 1, 2003. The changes in working capital and other assets and liabilities resulted primarily from increases in accounts payable, accounts receivable and inventories and a decrease in deposits for equipment purchases. An increase in purchases for raw materials mainly due to new business and new facilities was the main factor contributing to the increase in accounts payable, accounts receivable and inventories for fiscal 2003. An increase in depreciation, amortization and foreign currency translation loss contributed approximately $10.2 million to the increase. The increase in non-cash expenses was offset by a decrease in operating performance of $4.2 million.

         During the fiscal year ended November 2, 2002 net cash generated from operations increased 18.3% to $51.9 million. The increase in 2002 was primarily the result of a $6.4 million increase in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation. Bad debt expense decreased approximately 53% to $1.8 million for the year ended November 2, 2002 from $3.7 million in the prior period. The decrease in bad debt is mainly attributable to the economic crisis in Brazil and Argentina during fiscal year 2001. As a result of the economic crisis, we incurred bad debt expenses of approximately $3.2 million for the year ended November 3, 2001. Improved economic conditions in both Brazil and Argentina and tighter credit controls led to a decrease in bad debt expense for the year ended November 2, 2002. The decrease in bad debt represents 65% of the increase in earnings before income taxes between fiscal year 2002 and 2001. Net working capital and other asset and liability changes increased net cash by $3.6 million. Improved operating performance of $1.5 million also contributed to the 2002 increase in cash.

         For the fiscal year ended November 3, 2001 net cash generated from operations was $43.8 million. The decrease in 2001 was primarily the result of net working capital and other asset and liability changes. The increase in working capital resulted primarily from decreases in accounts payable and accounts receivable. The reductions were partially offset by improved operating performance with net earnings increasing $2.2 million from fiscal 2000. The decrease was also offset by an increase in depreciation and amortization of $2.5 million and an increase deferred tax expense of $2.0 million from fiscal 2000.

         Net cash used in investing activities was $101.3 million and $89.6 million for fiscal 2003 and 2002, respectively. Investing activities were primarily attributed to the acquisition of property and equipment. During fiscal 2003, cash used for the acquisition of intangible assets of $1.8 million was partially offset by proceeds from the sale of equipment of $1.3 million. In addition, acquisition of intangible assets decreased by $5.6 million to $1.8 million for the year ending November 1, 2003. The decrease is primarily related to customer contracts acquired by our South American operations in fiscal 2002. For the years ended November 1, 2003 and November 2, 2002, property and equipment acquisitions were $100.8 million and $82.1 million, respectively. For the fiscal year 2001 net cash used in investing activities was $52.8 million. Investing activities were primarily attributed to the acquisition of property and equipment. In 2001, property and equipment acquisitions was $50.5 million. During fiscal year 2003, 2002 and 2001, we acquired equipment through the assumption of capital lease obligations of $6.5 million, $2.4 million and $5.5 million, respectively.

         Net cash (used in) provided by financing activities was $(3.1) million and $50.4 million for the years ended November 1, 2003 and November 2, 2002, respectively. In the year ended November 1, 2003, net cash of $6.3 million was used to make principal payments on long-term obligations. The use of cash was offset by net proceeds from long-term obligations of $3.2 million. For the year ended November 2, 2002 net cash provided by financing activities was $50.4 million. Net cash of $9.1 million was used to make principal payments on long-term obligations. The use of cash was primarily offset by net proceeds from long-term obligations of $58.7 million. In the year ended November 2, 2002, net cash provided from borrowings was partially used to finance property and equipment acquisitions. The remaining net cash provided from borrowings was used for general corporate purposes, including working capital and capital expenditures in fiscal year 2003. For the fiscal year 2001 net cash (used in) provided from financing activities was $59.1 million. In 2001, cash provided from borrowings was partially used to finance property and equipment acquisitions.

         On August 20, 2001 and September 25, 2002, we sold an aggregate total principal amount of $275 million and $50 million, respectively, of 10.75% Senior Notes to qualified institutional buyers. The notes have a maturity date of September 1, 2011, and we have the option to redeem all or a portion of the notes at any time on or after September 1, 2006. Interest under the notes is payable on September 1 and March 1 of each year. The indenture under which the notes were issued places restrictions on our ability to declare or pay dividends, purchase or acquire equity interests of Plastipak, and retire indebtedness that is subordinate to the notes. The notes also have covenants that place restrictions on the incurrence of debt, the issuance of stock, and granting of liens.

         The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. We continue to use the net proceeds from the September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

         On August 20, 2001, in conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of November 1, 2003, $57.9 million in letters of credit were outstanding under the Amended Credit Agreement and we had $92.1 million available for borrowing.

         Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum
1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.25 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of November 1, 2003, we were in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

    Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

                                                     YEARS ENDED
                                   ------------------------------------------------
                                    NOVEMBER 1,       NOVEMBER 2,       NOVEMBER 3,
                                       2003              2002              2001
                                   ------------      ------------      ------------
Net earnings (per GAAP basis)      $  4,361,056      $  8,592,810      $  7,147,376
Income tax expense                    4,543,000         4,831,000         3,284,000
Interest expense                     36,902,209        35,099,265        28,955,895
Depreciation                         49,859,253        44,070,064        40,701,846
Amortization                          6,490,262         3,947,529         4,009,775
                                   ------------      ------------      ------------
EBITDA                             $102,155,780      $ 96,540,668      $ 84,098,892
                                   ============      ============      ============

         We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of November 1, 2003.

                                                                       PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------------------
                                                            LESS THAN 1           1-3              3-5            MORE THAN
   CONTRACTUAL CASH OBLIGATIONS              TOTAL             YEAR              YEARS            YEARS            5 YEARS
-----------------------------------      ------------      ------------      ------------      ------------      ------------
Long Term Debt Obligations               $ 55,823,878      $    785,137      $ 55,038,741      $         --      $         --
Capital Lease Obligations                   8,601,016         3,038,210         4,149,792         1,413,014                --
Operating Lease Obligations                56,301,494        21,567,716        26,857,878         7,007,412           868,488
Capital Expenditure Commitments            26,750,000        26,750,000                --                --                --
Revolving Credit Facility (a)                      --                --                --                --                --
Salary Continuation Plan                    3,475,432                --                --                --         3,475,432
Obligations Under Stock Bonus Plans         8,306,882                --                --                --         8,306,882
Senior Notes                              325,000,000                --                --                --       325,000,000
                                         ------------      ------------      ------------      ------------      ------------
Total Contractual Cash Obligations       $484,258,702      $ 52,141,063      $ 86,046,411      $  8,420,426      $337,650,802
                                         ============      ============      ============      ============      ============

                                                                    COMMITMENT EXPIRATION BY PERIOD
                                         ------------------------------------------------------------------------------------
                                                            LESS THAN 1          1-3               3-5             MORE THAN
OTHER COMMERCIAL COMMITMENTS                TOTAL              YEAR             YEARS             YEARS             5 YEARS
-----------------------------            ------------      ------------      ------------      ------------      ------------
Standby Letters of Credit                $ 57,852,048      $ 57,852,048      $         --      $         --      $         --
Revolving Credit Facility (b)              92,147,952                --        92,147,952                --                --
                                         ------------      ------------      ------------      ------------      ------------

Total Commercial Commitments             $150,000,000      $ 57,852,048      $ 92,147,952      $         --      $         --
                                         ============      ============      ============      ============      ============

(a) The revolving credit facility's actual outstanding balance as of November 1, 2003. The revolving credit facility expires in August 2006.

(b) The revolving credit facility's unused borrowing balance as of November 1, 2003.

         Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2004 is approximately $120.0 million and $70.0 million in 2005, a majority of which is expected to be discretionary capital expenditures. Our new sites in Florida and Alabama began production in December 2002 and March 2003, respectively. In addition, we expect to have a new site in Louisiana beginning production in mid to late fiscal 2004. We expect to finance all of our capital expenditures with operating cash flows and the net proceeds of the offering of $50.0 million principal amount of 10.75% Senior Notes due 2011 that closed in September 2002, and to cover any shortfalls with borrowings under the Amended Credit Agreement.

         In negotiations with major customers for substantial new business and the extension of current business, we agreed to price reductions. These price reductions totaled approximately $5.8 million for the year ended November 1, 2003. We estimate that these price reductions will average approximately $4.3 million per quarter for the next three to five years. We believe we will be able to partially or fully offset the negative effect on our margins of these price reductions with the expansion of our business with these customers and making our manufacturing process more efficient. We are currently opening up new facilities with updated equipment, and updating existing facilities and manufacturing processes to minimize the cost of producing our products. If we are unable to offset the effects of these price reductions through the expansion of our business with these customers and through making our products more efficiently, or otherwise offset the effects of such price reductions, our margins will likely be materially adversely affected.

         Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of November 1, 2003, we had approximately $37.3 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                          CRITICAL ACCOUNTING POLICIES

         Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our critical accounting policies are discussed in Note A of our annual financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

         Losses on accounts receivable are based upon their current status, historical experience and management's evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on our allowance for doubtful accounts.

         Property, plant and equipment represent a significant portion of our total assets. We record property, plant and equipment at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. Long-lived assets are tested for impairment annually and when an event occurs that indicates impairment may exist.

                     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         On November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment and Statement Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no pro forma disclosure requirement. On November 3, 2002 the Company also adopted, Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial

Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

         At November 1, 2003 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

         On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of November 1, 2003, we recorded an increase of $4,748,452 in other accrued expenses to recognize the decrease in fair value of the swaps and a $4,748,452 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND FINANCIAL STATEMENTS

PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDING NOVEMBER 1, 2003, NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Plastipak Holdings, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Plastipak Holdings, Inc. and Subsidiaries as of November 1, 2003 and November 2, 2002 and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended November 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastipak Holdings, Inc. and Subsidiaries as of November 1, 2003 and November 2, 2002 and the results of their operations and their cash flows for each of the three years in the period ended November 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan
January 5, 2004

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 1,   NOVEMBER 2,
                            ASSETS                                 2003           2002
                                                                ------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                                   $ 37,278,406    $ 66,196,262
     Accounts Receivable
         Trade (net of allowance of $2,541,820 and $2,166,430
              at November 1, 2003 and November 2, 2002)            54,531,831      46,086,007
         Related parties                                            7,202,753       6,228,360
                                                                 ------------    ------------

                                                                   61,734,584      52,314,367

     Inventories                                                   90,020,742      78,730,293
     Prepaid expenses                                              13,039,269      12,023,505
     Prepaid federal income taxes                                   2,793,980       3,808,730
     Deferred income taxes                                          1,843,000       2,732,000
     Other current assets                                           3,688,059       4,427,893
                                                                 ------------    ------------

              Total current assets                                210,398,040     220,233,050

PROPERTY, PLANT & EQUIPMENT- NET                                  366,920,226     310,913,565

OTHER ASSETS
     Cash surrender value of life insurance                         1,990,892       1,788,374
     Deposits                                                      10,716,360      15,711,204
     Capitalized loan costs (net of accumulated amortization
         of $3,449,524 and $1,729,634 at November 1, 2003
         and November 2, 2002)                                      9,541,723      11,261,613
     Intangible assets (net of accumulated amortization
         of $4,937,791 and $3,785,318 at November 1, 2003
         and November 2, 2002)                                      6,429,468       8,768,184
     Prepaids                                                         936,658         910,466
     Sundry                                                           266,645          11,894
                                                                 ------------    ------------

              Total Other Assets                                   29,881,746      38,451,735
                                                                 ------------    ------------

                      Total Assets                               $607,200,012    $569,598,350
                                                                 ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     NOVEMBER 1,    NOVEMBER 2,
              LIABILITIES AND STOCKHOLDERS' EQUITY                     2003            2002
                                                                    ------------    ------------
CURRENT LIABILITIES
     Accounts payable - trade                                       $115,125,413    $ 90,223,335
     Current portion of long term obligation                           3,823,347       5,180,231
     Accrued liabilities
         Taxes other than income                                       4,740,907       4,943,876
         Other accrued expenses                                       29,309,529      25,709,607
         Income taxes                                                  1,363,371       1,388,244
                                                                    ------------    ------------

              Total Current Liabilities                              154,362,567     127,445,293

SENIOR NOTES (NET OF UNAMORTIZED PREMIUM AND
     FV OF SWAPS OF $2,218,660 AND ($4,748,452) AT NOVEMBER 1,
     2003 AND $2,501,893 AND $0 AT NOVEMBER 2, 2002)                 322,470,208     327,501,893

LONG-TERM OBLIGATIONS                                                 60,601,547      55,132,393

DEFERRED INCOME TAXES                                                 16,483,000      12,344,000

OTHER NON-CURRENT LIABILITIES                                          4,030,943       3,785,884

OBLIGATIONS UNDER STOCK BONUS PLANS                                    8,306,882       6,104,850

STOCKHOLDERS' EQUITY
     Common stock, no par value, 60,000 shares authorized;
         28,316 shares issued and outstanding                             28,316          28,316
     Retained earnings                                                40,916,549      37,255,721
                                                                    ------------    ------------

              Total Stockholders' Equity                              40,944,865      37,284,037
                                                                    ------------    ------------

                      Total Liabilities and Stockholders' Equity    $607,200,012    $569,598,350
                                                                    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         YEARS ENDED
                                       -------------------------------------------------
                                        NOVEMBER 1,       NOVEMBER 2,       NOVEMBER 3,
                                           2003              2002              2001
                                        (52 WEEKS)        (52 WEEKS)        (53 WEEKS)
                                       -------------     -------------     -------------
Revenues                               $ 897,828,780     $ 812,190,068     $ 809,774,598

Cost and expenses                        777,669,890       697,000,995       709,012,933
                                       -------------     -------------     -------------

        Gross profit                     120,158,890       115,189,073       100,761,665

Selling, general and administrative
     expenses                             74,964,793        68,505,788        64,476,989
                                       -------------     -------------     -------------

        Operating profit                  45,194,097        46,683,285        36,284,676

Other expense (income)
     Equity in earnings
         of affiliates                             -                 -           (38,437)
     Interest expense                     36,902,209        35,099,265        28,955,895
     Interest income                        (987,548)       (1,221,145)         (915,237)
     Royalty income                       (1,117,959)         (760,857)         (883,599)
     Loss (gain) on foreign
         currency translation                970,726           128,510          (468,105)
     Sundry loss (income)                    522,613            13,702          (797,217)
                                       -------------     -------------     -------------

                                          36,290,041        33,259,475        25,853,300
                                       -------------     -------------     -------------

Earnings before income taxes               8,904,056        13,423,810        10,431,376

Income tax expense (benefit)
     Current                                (485,000)           20,000         2,111,000
     Deferred                              5,028,000         4,811,000         1,173,000
                                       -------------     -------------     -------------

                                           4,543,000         4,831,000         3,284,000
                                       -------------     -------------     -------------
Net earnings                           $   4,361,056     $   8,592,810     $   7,147,376
                                       =============     =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON          RETAINED
                                          STOCK           EARNINGS           TOTAL
                                       ------------     ------------      ------------
Balance, October 28, 2000              $     27,753     $ 22,564,535      $ 22,592,288

Net earnings                                      -        7,147,376         7,147,376

Increase in stock redemption value                -         (273,000)         (273,000)
                                       ------------     ------------      ------------

Balance, November 3, 2001                    27,753       29,438,911        29,466,664

Net earnings                                      -        8,592,810         8,592,810

Issuance of shares of common stock              563                -               563

Increase in stock redemption value                -         (776,000)         (776,000)
                                       ------------     ------------      ------------

Balance, November 2, 2002                    28,316       37,255,721        37,284,037

Net earnings                                      -        4,361,056         4,361,056

Increase in stock redemption value                -         (700,228)         (700,228)
                                       ------------     ------------      ------------

Balance, November 1, 2003              $     28,316     $ 40,916,549      $ 40,944,865
                                       ============     ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED
                                                                    ---------------------------------------------------
                                                                     NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 3,
                                                                        2003               2002               2001
                                                                     (52 WEEKS)         (52 WEEKS)         (53 WEEKS)
                                                                    -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net earnings                                                       $   4,361,056      $   8,592,810      $   7,147,376
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                                       56,349,515         48,017,593         44,711,621
   Amortization of net (premium) /
    discount on Senior Notes                                             (283,235)           296,582             82,062
   Bad debt expense                                                     1,082,219          1,762,463          3,714,141
   Deferred salaries                                                      387,600            403,832          1,264,000
   Loss (gain) on sale of equipment                                       155,360            (39,253)            10,862
   Deferred tax expense                                                 5,028,000          4,811,000          1,173,000
   Restricted stock option - compensation                               1,501,804          2,387,530                  -
   Loss on investment in affiliate                                              -                  -            722,413
   Equity in affiliates' earnings                                               -                  -            (38,437)
   Foreign currency translation loss (gain)                             1,004,194         (2,660,787)        (3,096,129)
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable                        (10,826,888)         3,692,593         11,243,219
    Increase in inventories                                           (11,290,449)          (799,406)       (12,047,595)
    (Increase) decrease in prepaid expenses
     and other current assets                                            (958,778)        (1,905,718)        (4,385,648)
    Increase in cash surrender value                                     (202,518)          (137,529)           (83,765)
    Decrease (increase) in prepaid federal income taxes                 1,014,750         (2,708,730)          (829,366)
    (Decrease) Increase in other liabilities                           (1,496,649)         2,392,731          6,307,863
    Decrease (increase) in deposits                                     4,994,844         (9,644,799)        (2,060,410)
    Increase (decrease) in accounts payable                            24,902,078         (5,425,846)        (8,807,414)
    (Increase) decrease in sundry other assets                           (254,751)         2,517,842         (2,108,758)
    (Decrease) increase in income taxes                                   (24,873)           306,684            920,560
                                                                    -------------      -------------      -------------
          Net cash provided by operating activities                    75,443,279         51,859,592         43,839,595

CASH FLOWS USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                             (100,813,016)       (82,148,295)       (50,469,057)
   Proceeds from sale of equipment                                      1,324,171                  -                  -
   Acquisition of intangible assets                                    (1,775,000)        (7,414,600)        (2,287,917)
                                                                    -------------      -------------      -------------
          Net cash used in investing activities                      (101,263,845)       (89,562,895)       (52,756,974)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                                                                                 YEARS ENDED
                                                             ---------------------------------------------------
                                                              NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 3,
                                                                 2003               2002               2001
                                                              (52 WEEKS)         (52 WEEKS)         (53 WEEKS)
                                                             -------------      -------------      -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Net borrowings (repayments) under
   revolving credit facility                                     3,196,044          5,381,858       (174,547,855)
 Principal payments on long-term obligations                    (6,343,879)        (9,103,298)       (29,265,504)
 Proceeds from long-term obligations                                50,545         53,271,503        273,142,417
 Settlement of interest rate swap                                        -          3,012,000                  -
 Issuance of common stock                                                -                563                  -
 Capitalized loan costs                                                  -         (2,146,450)       (10,275,260)
                                                             -------------      -------------      -------------
              Net cash (used in) provided by
                financing activities                            (3,097,290)        50,416,176         59,053,798
                                                             -------------      -------------      -------------
 Net (decrease) increase in cash and cash equivalents          (28,917,856)        12,712,873         50,136,419
 Cash and cash equivalents at beginning of the year             66,196,262         53,483,389          3,346,970
                                                             -------------      -------------      -------------
 Cash and cash equivalents at end of the year                $  37,278,406      $  66,196,262      $  53,483,389
                                                             =============      =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest                                      $  41,100,000      $  37,600,000      $  26,500,000
                                                             =============      =============      =============

 Cash paid for income taxes                                  $   1,412,000      $   2,475,000      $   2,120,000
                                                             =============      =============      =============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
 Acquisition of equipment through the assumption of
  long-term obligations                                      $   6,532,000      $   2,413,850      $   5,491,086
                                                             =============      =============      =============

 Increase in Obligation Under Stock Bonus Plan               $     700,000      $     776,000      $     273,000
                                                             =============      =============      =============

 Decrease in fair value of interest rate swaps               $   4,748,452      $           -      $           -
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

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several companies which were under common control. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), W.P. Young Marketing, TABB Investments, Inc., Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brazil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company which serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Clean Tech and Whiteline. Plastipak Brazil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

The accompanying consolidated financial statements include the accounts of Plastipak and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

FISCAL PERIOD

Plastipak has elected a 52/53-week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The periods ended November 1, 2003 and November 2, 2002 contained 52 weeks. The period ended November 3, 2001 contained 53 weeks.

CASH EQUIVALENTS

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the Company's allowance for doubtful accounts are as follows:

                            NOVEMBER 1,    NOVEMBER 2,
                               2003           2002
                            -----------    -----------
Beginning balance           $ 2,166,430    $ 6,111,236
Bad debt expense              1,082,219      1,762,463
Accounts written-off (a)       (706,829)    (5,829,536)
Recoveries                            -        122,267
                            -----------    -----------

Ending balance              $ 2,541,820    $ 2,166,430
                            ===========    ===========

(a) For the year ended November 1, 2003, accounts written-off includes a $324,000 increase attributable to remeasurement of allowance for doubtful accounts in South America. For the year ended November 2, 2002, accounts written-off includes a $2,168,000 decrease attributable to remeasurement of allowance for doubtful accounts in South America.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is provided principally on the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the lesser of the useful lives of the improvements or the terms of the various leases. Capital lease amortization for equipment is included in depreciation expense.

Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Interest costs associated with construction in process of approximately $2,892,000, $1,418,000 and $1,550,000 were capitalized during the years ending November 1, 2003, November 2, 2002 and November 3, 2001, respectively.

CAPITALIZED LOAN COSTS

Capitalized loan costs are amortized over the term of the related debt agreement.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

Periodically, Packaging acquires exclusive manufacturing contracts from a customer. Consideration paid by Packaging for these arrangements is recorded as an intangible asset and amortized over the term of the related contract. A certain portion of these exclusive manufacturing contracts incorporate customer short falls on previous "take-or pay" contracts in Brazil which are being amortized on a straight-line basis.

The following summarize the carrying amounts of intangible assets and related amortization:

                                 NOVEMBER 1,    NOVEMBER 2,
                                    2003           2002
                                ------------   ------------
Gross Carrying Amount
  Beginning balance             $ 12,553,502   $ 10,307,872
  Additions                        1,775,000      7,414,600
  Deletions                       (2,961,243)    (5,168,970)
                                ------------   ------------
  Ending balance                  11,367,259     12,553,502

Accumulated Amortization
  Beginning balance                3,785,318      7,025,570
  Additions                        4,113,716      1,928,718
  Deletions                       (2,961,243)    (5,168,970)
                                ------------   ------------

  Ending balance                   4,937,791      3,785,318
                                ------------   ------------
Net Carrying Amount             $  6,429,468   $  8,768,184
                                ============   ============

The annual estimated amortization expense for intangible assets is as follows:

2004                            $  2,724,607
2005                               2,047,520
2006                               1,110,987
2007                                 313,021
Thereafter                           233,333
                                ------------

                                $  6,429,468
                                ============

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

SELF-INSURANCE

Plastipak is self-insured for health costs and workers' compensation up to a certain stop loss level. The estimated liability is based upon review by Plastipak and an independent insurance consultant of claims filed and claims incurred but not reported.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE COMPENSATION PLANS

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The plans are considered to be variable plans and therefore, stock-based employee compensation cost is reflected in net income as a component of general and administrative expenses, as all options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs were approximately $8,000,000, $8,600,000 and $7,100,000, respectively for the years ended November 1, 2003, November 2, 2002 and November 3, 2001, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency for Plastipak Brazil is the U.S. dollar. The financial statements for Plastipak Brazil are maintained in the functional currency. Gains and losses associated with exchange rate fluctuations are reflected in operations.

INDUSTRY SEGMENTS

Plastipak reports information about operating segments pursuant to SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Plastipak is organized and managed on a geographic basis in two operating segments: North America and South America. See Note O.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2002 consolidated financial statements in order for them to conform to the 2003 presentation.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

On November 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles, which requires that goodwill and certain other intangible assets no longer be amortized to earnings but instead be reviewed periodically for potential impairment and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company determined that the intangible assets had finite lives and there was no change in the lives, therefore, there is no pro forma disclosure requirement. On November 3, 2002 the Company also adopted, Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure, which addresses financial accounting and reporting for stock-based employee compensation plans. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The Company does not believe that the adoption of this standard will have a material impact its financial position or results of operations.

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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consisted of the following at:

                          NOVEMBER 1,     NOVEMBER 2,
                             2003            2002
                         ------------    ------------
Raw Materials            $ 34,835,429    $ 29,585,642
Finished Goods             41,984,322      37,753,695
Parts & Supplies           13,200,991      11,390,956
                         ------------    ------------

                         $ 90,020,742    $ 78,730,293
                         ============    ============

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The principal categories of property, plant and equipment are as follows:

                                                      NOVEMBER 1,     NOVEMBER 2,
                                                         2003            2002
                                                     -------------   -------------
Land                                                 $   7,597,023   $   6,974,961
Buildings                                               87,863,727      73,969,116
Machines and equipment                                 421,470,747     358,790,352
Tooling                                                 93,434,596      80,733,626
Auto, trucks and trailers                                4,898,033       3,702,463
Furniture and fixtures                                   3,324,034       2,805,098
Lease acquisition costs                                    289,956         299,293
Computer equipment                                      22,303,822      19,153,629
Leasehold improvements                                  28,492,054      26,621,058
Construction in process                                 35,454,900      30,137,512
                                                     -------------   -------------

                                                       705,128,892     603,187,108

Less accumulated depreciation and amortization         338,208,666     292,273,543
                                                     -------------   -------------

                                                     $ 366,920,226   $ 310,913,565
                                                     =============   =============

Construction in process represents expenditures for assets, which have not been placed in service. No depreciation or amortization expense is taken on these assets until they become operational.

Depreciation and amortization for property, plant and equipment was approximately $49,859,000, $44,070,000 and $41,702,000 for the years ended
November 1, 2003, November 2, 2002 and November 3, 2001, respectively.

At November 1, 2003 the Company has obligations to purchase approximately $26,750,000 in equipment.

                   PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LONG-TERM OBLIGATIONS

                                                                                     NOVEMBER 1,     NOVEMBER 2,
                                                                                        2003             2002
                                                                                    -------------   -------------
Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $150,000,000. Interest is payable quarterly at Eurodollar (plus an additional margin) or prime-based rates, which varied from 4.25% to 5.25% at November 1,
2003. The company is required to pay quarterly facility fees during the year.
All the assets of Plastipak secure the credit facility.                             $          -    $          -

Notes payable to banks with interest rates varying from 5.0% to 10.1%, are due at various times through August 2006. Borrowings are primarily collateralized by
letters of credit.                                                                    54,660,590      50,956,307

Notes payable with interest rates varying from 4.0% to 9.4% due in various installments at various dates through 2004, collateralized by certain equipment
and, in part, by letters of credit.                                                    1,163,285       2,573,822

Subordinated note payable to a former stockholder due in quarterly installments
through October 2003 at an interest rate of 10%.                                               -         107,400

Capital Leases with interest rates varying from 3.1% to 9.4% due in various
installments at various dates through 2008.                                            8,601,019       6,675,095
                                                                                    ------------    ------------

                                                                                      64,424,894      60,312,624
                           Less current portion                                        3,823,347       5,180,231
                                                                                    ------------    ------------

                                                                                    $ 60,601,547    $ 55,132,393
                                                                                    ============    ============

Minimum principal payments on long-term obligations to maturity as of November 1, 2003 are as follows:

2004               $  3,823,347
2005                  2,625,410
2006                 56,563,123
2007                  1,236,910
2008                    176,104
                   ------------

                   $ 64,424,894
                   ============

The revolving credit facility contains various covenants pertaining to maintenance of net worth, debt to equity ratios, leverage ratios and various other restrictions.

At November 1, 2003 and November 2, 2002, Plastipak had outstanding letters of credit aggregating $57,900,000 and $54,100,000, respectively.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - SENIOR NOTES

In September 2002 and August 2001, the Company issued $50,000,000 and $275,000,000, respectively, of 10.75% senior notes due in 2011. Interest is payable semi-annually. The indenture under which the notes were issued places restrictions on the payment of dividends, the acquisition of our common stock, the payment of indebtedness that is subordinate to the notes, asset sales, the incurrence of debt and the issuance of preferred stock. The senior notes are unconditionally guaranteed by all of the Company's domestic subsidiaries. Prior to September 1, 2004, subject to certain limitations, in the event of a common stock offering, the Company may redeem up to 35% of the outstanding notes at a redemption price of 110.75% of the principal amount plus accrued interest. After September 1, 2006, the Company may redeem all or any portion of the outstanding notes at premiums, which decline from 105.375% at September 1, 2006 to 101.792% at September 1, 2008. On or after September 1, 2009, the notes may be redeemed at par. The net proceeds received, after underwriting discounts and premiums, other fees and expenses, were approximately $51,800,000 and $263,200,000 for the years ending November 2, 2002 and November 3, 2001, respectively.

The carrying amounts of the senior notes were approximately $322,470,000 and $327,500,000 as of November 1, 2003 and November 2, 2002, respectively. Based upon current market rates primarily provided by outside investment bankers, the fair value of the senior notes at November 1, 2003 and November 2, 2002 was estimated at $358,000,000 and $334,000,000, respectively.

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and by Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of November 1, 2003, the Company recorded an increase of $4,748,452 in other accrued expenses to recognize the fair value of the swaps and a $4,748,452 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

On July 16, 2002, the Company entered into an interest rate swap with a bank pursuant to which it exchanged fixed rate interest in connection with the Senior Notes discussed in Note E on a notional amount of $100,000,000 for a variable rate equal to six months LIBOR plus 5.165% for a 9 year period ending September 1, 2011. On September 11, 2002 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreement entered into on July 16, 2002, the bank paid the Company $3,012,000. The proceeds have been recorded as an increase in the senior notes and are being amortized over the term of the notes.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES

The components of earnings (loss) before income taxes are as follows:

                                 YEARS ENDED
                  --------------------------------------------
                  NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 3,
                     2003             2002           2001
                  ------------    ------------    ------------
United States     $ 16,112,588    $ 26,225,605    $ 23,957,855
Foreign             (7,208,532)    (12,801,795)    (13,526,479)
                  ------------    ------------    ------------

                  $  8,904,056    $ 13,423,810    $ 10,431,376
                  ============    ============    ============

Deferred income tax assets and liabilities consist of the following:

                                           NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 3,
                                              2003             2002            2001
                                           ------------    ------------    ------------
Deferred tax assets:
     Net operating loss carryforwards      $  9,271,000    $  2,852,000    $  2,254,000
     Insurance                                        -               -       1,122,000
     Allowance for doubtful accounts            863,000       1,020,000       2,077,000
     Vacation                                    33,000         117,000         229,000
     Inventory                                  695,000         577,000         589,000
     Restricted stock options                   878,000         367,000         368,000
     Accrued expenses                         2,569,000       1,313,000         575,000
     Foreign tax credit                               -       1,007,000         901,000
     Contributions                               29,000          78,000               -
     Deferred salary                          1,044,000         912,000         775,000
     U.S. tax credits                         6,188,000       5,924,000       5,797,000
     Deposits received                                -               -       1,278,000
     Parts and supplies inventory               339,000               -               -
     Loss in affiliates                               -         139,000               -
     Interest swap                              852,000         995,000               -
                                           ------------    ------------    ------------
                                             22,761,000      15,301,000      15,965,000
Deferred tax liabilities:
     Earnings in affiliates                           -               -        (513,000)
     Depreciation                           (33,346,000)    (21,546,000)    (15,266,000)
     Repairs and maintenance                   (461,000)       (461,000)
     Foreign exchange gain                   (1,677,000)     (1,543,000)     (1,543,000)
     Capitalized Interest                      (183,000)       (183,000)       (183,000)
     Parts and supplies inventory                     -        (212,000)     (2,861,000)
     Loss in affiliates                          (7,000)              -               -
     Prepaids                                  (105,000)       (402,000)              -
     VEBA                                      (300,000)       (346,000)              -
     Renegotiated contracts                  (1,176,000)              -               -
     Other                                     (146,000)       (220,000)       (400,000)
                                           ------------    ------------    ------------
                                            (37,401,000)    (24,913,000)    (20,766,000)
                                           ------------    ------------    ------------
Net deferred tax liability                 $(14,640,000)   $ (9,612,000)   $ (4,801,000)
                                           ============    ============    ============

Net operating loss carryforwards expire in years ending through 2023.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES (CONTINUED)

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings or losses before income taxes is as follows:

                                                                    YEARS ENDED
                                                   --------------------------------------------
                                                   NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 3,
                                                       2003            2002            2001
                                                   ------------    ------------    ------------
Expected federal income tax (benefit)              $  3,027,000    $  4,565,000    $  3,547,000
Effect of non-deductible items                           61,000         643,000          46,000
Research and experimentation credits                   (175,000)       (300,000)       (320,000)
Foreign tax credit                                            -        (167,000)              -
Internal Revenue audit settlement                       329,600               -               -
Tax paid with 2001 amended federal tax return           440,400               -               -
Reverse of foreign tax credits to deductions            614,000               -               -
Other                                                   246,000          90,000          11,000
                                                   ------------    ------------    ------------

                                                   $  4,543,000    $  4,831,000    $  3,284,000
                                                   ============    ============    ============

NOTE H - COMMITMENTS

Plastipak leases office, equipment and warehouse and manufacturing facilities under operating leases, which expire at various dates through 2008. Long-term lease commitments are as follows:

YEAR ENDING
-----------
2004            $ 21,567,716
2005              15,077,745
2006              11,780,133
2007               4,790,618
2008               2,216,794
Thereafter           868,488

The total rent expense for the years ended November 1, 2003, November 2, 2002 and November 3, 2001 was approximately $29,634,000, $31,132,000 and $36,154,000, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

Included in revenues for the periods ended November 1, 2003, November 2, 2002 and November 3, 2001 are approximately $22,225,000, $17,834,000 and $20,363,000, respectively, of sales to companies affiliated through common ownership. Included in accounts receivable at November 1, 2003 and November 2, 2002 are approximately $6,887,000 and $6,228,000, respectively, of receivables from these companies.

A company affiliated through common ownership provides engineering services and customizes machinery. During the fiscal years ended 2003, 2002 and 2001, Packaging was invoiced $3,936,000, $6,431,000 and $2,385,000, respectively.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - PROFIT SHARING/401(k) PLAN

Plastipak has a profit sharing plan and a 401(k) plan which cover substantially all employees. Contributions to the plan are divided into profit sharing and matching contributions. Profit sharing contributions are at the discretion of the board of directors. Matching contributions are a discretionary percentage determined annually. The profit sharing expense for the periods ended November 1, 2003, November 2, 2002 and November 3, 2001 was approximately $2,823,000, $2,505,000 and $2,365,000, respectively.

NOTE K - MAJOR CUSTOMERS

During the years ended November 1, 2003, November 2, 2002 and November 3, 2001 one customer in each year generated revenues representing approximately 27%, 25% and 23% of total revenues, respectively. Accounts receivable for this customer at November 1, 2003 and November 2, 2002, amounted to approximately $7,772,000 and $5,979,000, respectively.

NOTE L - STOCK COMPENSATION PLANS

Plastipak sponsors two Restricted Stock Bonus Plans. Pursuant to the terms of the Amended and Restated Stock Bonus Plan (as amended in 2002), the Company has reserved 5,450 common shares for issuance. Vesting under the plan ranges from 0-10 years at the discretion of the Board of Directors. Pursuant to the terms of awards granted in 1985, 1,379 shares (as adjusted for the reorganization discussed in Note A) had been acquired in 1990 pursuant to the terms of this plan. At November 3, 2001 there were options outstanding to acquire 1,199 shares at a nominal per share price. During the year ended November 2, 2002 the Company granted options to acquire an additional 872 shares, and options for 263 shares were exercised. At November 1, 2003 and November 2, 2002 options to acquire 1,808 shares were outstanding.

The Company adopted the 2002 Restricted Stock Bonus Plan on October 16, 2002. Pursuant to the terms of this plan, the Company has reserved 5,450 shares for issuance of which options to acquire 1,000 shares were granted at a nominal per share price. The options vest over a period from 0-10 years at the discretion of the Board of Directors. During the year ending November 2, 2002 certain employees exercised options to acquire 300 shares of common stock. There were no options exercised during the year ending November 1, 2003.

Each of the above-referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments. Increases in the per share redemption value associated with shares issued under the plans are treated as a reduction of retained earnings and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the years ended November 1, 2003, November 2, 2002 and November 3, 2001 is $1,501,804, $2,387,530 and $0, respectively, representing the excess of the redemption value over the exercise price for options granted during the year and the increase in redemption value associated with unexercised options.

Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under the provisions of FAS 123.

NOTE M - SALARY CONTINUATION PLAN

Packaging sponsors a nonqualified salary continuation plan that provides for the payment of normal retirement and death benefits, and in some cases early retirement benefits, to participants, as specified in the participant's adoption agreement. An adoption agreement between the participant and Packaging sets forth the age, years of service and other requirements a participant must attain in order to receive a particular benefit. The plan provides a monthly benefit, as defined by the participants' contract for a stated period of time, upon reaching the age of 65. This Plan is noncontributory, although certain life insurance policies have been acquired for the purpose of funding these benefits. The life insurance policies are not assets of the Plan. The accumulated postretirement obligation for the periods ended November 1, 2003 and November 2, 2002 was approximately $3,475,000 and $3,088,000, respectively.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - LEGAL PROCEEDINGS

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

NOTE O - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating financial statements as of November 1, 2003 and November 2, 2002 and the three years in the period ending November 1, 2003, November 2, 2002 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment); (d) Plastipak on a consolidated basis, and

         (2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American operating segment) subsidiaries.

Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 1, 2003

                                    PARENT          GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                     TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                 -------------    -------------    -------------    -------------    -------------
CURRENT ASSETS
  Cash                           $  23,104,119    $  12,750,772    $   1,423,515    $           -    $  37,278,406
  Accounts receivable                9,090,858       47,835,342       11,085,537       (6,277,153)      61,734,584
  Inventories                                -       71,520,128       18,500,614                -       90,020,742
  Prepaid expenses                           -       10,075,312        2,963,957                -       13,039,269
  Prepaid federal income taxes         975,392        1,719,048           99,540                -        2,793,980
  Deferred income taxes             (3,679,000)       2,997,000        2,525,000                -        1,843,000
  Other current assets                       -        3,336,833          351,226                -        3,688,059
                                 -------------    -------------    -------------    -------------    -------------
   Total Current Assets             29,491,369      150,234,435       36,949,389       (6,277,153)     210,398,040

PROPERTY, PLANT &
  EQUIPMENT- NET                             -      315,739,770       51,430,456         (250,000)     366,920,226
OTHER ASSETS
  Cash surrender value
   of life insurance                         -        1,990,892                -                -        1,990,892
  Deposits                                   -       10,716,360                -                -       10,716,360
  Investment in and advances
   to affiliates                   337,670,382     (271,963,985)               -      (65,706,397)               -
  Capitalized loan costs             1,024,917        8,516,806                -                -        9,541,723
  Intangible assets                          -        3,527,915        2,901,553                -        6,429,468
  Deferred tax asset - long term      (429,556)         429,556                -                -                -
  Prepaids                                   -          936,658                -                -          936,658
  Sundry                                     -        5,001,699          264,946       (5,000,000)         266,645
                                 -------------    -------------    -------------    -------------    -------------

   Total Other Assets              338,265,743     (240,844,099)       3,166,499      (70,706,397)      29,881,746
                                 -------------    -------------    -------------    -------------    -------------

     Total Assets                $ 367,757,112    $ 225,130,106    $  91,546,344    $ (77,233,550)   $ 607,200,012
                                 =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 1, 2003

                                    PARENT          GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                     TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                 -------------    -------------    -------------    -------------    -------------
CURRENT LIABILITIES
   Accounts payable              $      17,159    $  85,093,312    $  36,292,095    $  (6,277,153)   $ 115,125,413
   Current portion of long
     term obligation                         -        2,970,955          852,392                -        3,823,347
   Taxes other than income                   -        4,006,848          734,059                -        4,740,907
   Deferred income tax
     liability current                       -                -                -                -                -
   Other accrued expenses           10,207,937       17,755,822        1,345,770                -       29,309,529
   Income taxes                       (168,440)       1,531,811                -                -        1,363,371
                                 -------------    -------------    -------------    -------------    -------------

      Total Current Liabilities     10,056,656      111,358,748       39,224,316       (6,277,153)     154,362,567

SENIOR NOTES                       325,701,807       (3,231,599)               -                -      322,470,208

LONG-TERM OBLIGATIONS                        -        5,562,807       60,038,740       (5,000,000)      60,601,547

DEFERRED INCOME TAXES              (17,253,098)      31,211,098        2,525,000                -       16,483,000

OTHER NON-CURRENT
LIABILITIES                                  -        3,480,939          550,004                -        4,030,943

OBLIGATIONS UNDER
 STOCK BONUS PLAN                    8,306,882                -                -                -        8,306,882

STOCKHOLDERS'
EQUITY (DEFICIT)                    40,944,865       76,748,113      (10,791,716)     (65,956,397)      40,944,865
                                 -------------    -------------    -------------    -------------    -------------

      Total Liabilities and
        Stockholders' Equity     $ 367,757,112    $ 225,130,106    $  91,546,344    $ (77,233,550)   $ 607,200,012
                                 =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 2, 2002

                                    PARENT           GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                    TOTAL          SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                 -------------    -------------    -------------    -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents     $  44,619,480    $  19,388,938    $   2,187,844    $           -    $  66,196,262
   Accounts receivable               5,086,992       44,941,401        8,757,490       (6,471,516)      52,314,367
   Inventories                               -       62,985,057       15,745,236                -       78,730,293
   Prepaid expenses                          -        9,773,988        2,249,517                -       12,023,505
   Prepaid federal income taxes        796,000        3,012,730                -                -        3,808,730
   Deferred income taxes            (2,019,000)       2,226,000        2,525,000                -        2,732,000
   Other current assets                      -        4,057,036          370,857                -        4,427,893
                                 -------------    -------------    -------------    -------------    -------------

      Total Current Assets          48,483,472      146,385,150       31,835,944       (6,471,516)     220,233,050

PROPERTY, PLANT &
   EQUIPMENT- NET                            -      255,598,323       55,715,242         (400,000)     310,913,565

OTHER ASSETS
   Cash surrender value
    of life insurance                        -        1,788,374                -                -        1,788,374
   Deposits                                  -       15,711,204                -                -       15,711,204
   Investment in and advances
    to affiliates                  316,666,208     (254,504,681)               -      (62,161,527)               -

   Capitalized loan costs            1,155,757       10,105,856                -                -       11,261,613
   Intangible assets                         -        4,504,210        4,263,974                -        8,768,184
   Deferred tax asset - long term      (86,000)          86,000                -                -                -
   Prepaids                                  -          910,466                -                -          910,466
   Sundry                                    -        5,011,894                -       (5,000,000)          11,894
                                 -------------    -------------    -------------    -------------    -------------

      Total Other Assets           317,735,965     (216,386,677)       4,263,974      (67,161,527)      38,451,735
                                 -------------    -------------    -------------    -------------    -------------

        Total Assets             $ 366,219,437    $ 185,596,796    $  91,815,160    $ (74,033,043)   $ 569,598,350
                                 =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

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

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       FOR THE YEAR ENDED NOVEMBER 1, 2003

                                     PARENT         GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                      TOTAL        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                 -------------    -------------    -------------    -------------    -------------
REVENUES                         $           -    $ 814,914,674    $  86,540,390    $  (3,626,284)   $ 897,828,780

COST AND EXPENSES                            -      698,309,286       83,136,889       (3,776,285)     777,669,890
                                 -------------    -------------    -------------    -------------    -------------

      Gross profit                           -      116,605,388        3,403,501          150,001      120,158,890
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                380,106       68,500,904        6,083,783                -       74,964,793
                                 -------------    -------------    -------------    -------------    -------------
      Operating (loss) profit         (380,106)      48,104,484       (2,680,282)         150,001       45,194,097

OTHER EXPENSE (INCOME)
 Equity in loss (earnings)
   of affiliates                    (3,204,174)       1,659,306                -        1,544,868                -
 Interest expense                   32,263,521          872,445        3,932,076         (165,833)      36,902,209
 Interest income                   (30,391,967)      29,582,502         (343,916)         165,833         (987,548)
 Royalty income                              -       (1,117,959)               -                -       (1,117,959)
 Loss on foreign currency
   translation                               -                -          970,726                -          970,726
 Sundry (income) loss                 (540,072)       1,093,321          (30,636)               -          522,613
                                 -------------    -------------    -------------    -------------    -------------

                                    (1,872,692)      32,089,615        4,528,250        1,544,868       36,290,041
                                 -------------    -------------    -------------    -------------    -------------
EARNINGS (LOSS) BEFORE
   INCOME TAXES                      1,492,586       16,014,869       (7,208,532)      (1,394,867)       8,904,056

INCOME TAXES                        (2,868,470)       6,323,470        1,088,000                -        4,543,000
                                 -------------    -------------    -------------    -------------    -------------

   NET EARNINGS (LOSS)           $   4,361,056    $   9,691,399    $  (8,296,532)   $  (1,394,867)   $   4,361,056
                                 =============    =============    =============    =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       FOR THE YEAR ENDED NOVEMBER 2, 2002

                                                  PARENT       GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                  TOTAL       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      TOTAL
                                               -----------    -------------    -------------   ------------   ------------
REVENUES                                       $         -    $ 748,587,324     $ 65,946,063   $ (2,343,319)  $812,190,068

COST AND EXPENSES                                        -      630,435,701       68,638,613     (2,073,319)   697,000,995
                                               -----------    -------------    -------------   ------------   ------------

        Gross profit (loss)                              -      118,151,623       (2,692,550)      (270,000)   115,189,073

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             63,487       61,909,025        6,803,276       (270,000)    68,505,788
                                               -----------    -------------    -------------   ------------   ------------

        Operating (loss) profit                    (63,487)      56,242,598       (9,495,826)             -     46,683,285

OTHER EXPENSE (INCOME)
  Equity in (earnings) loss
    of affiliates                               (5,017,029)       2,560,359                -      2,456,670              -
  Interest expense                              29,491,925        1,590,376        4,219,069       (202,105)    35,099,265
  Interest income                              (28,781,238)      27,860,531         (502,543)       202,105     (1,221,145)
  Royalty income                                         -         (760,857)               -              -       (760,857)
  Loss on foreign currency
    translation                                          -                -          128,510              -        128,510
  Sundry (income) loss                            (671,955)         824,724         (539,067)       400,000         13,702
                                               -----------    -------------    -------------   ------------   ------------

                                                (4,978,297)      32,075,133        3,305,969      2,856,670     33,259,475
                                               -----------    -------------    -------------   ------------   ------------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                   4,914,810       24,167,465      (12,801,795)    (2,856,670)    13,423,810

INCOME TAXES (BENEFIT) EXPENSE                  (3,678,000)       8,509,000                -              -      4,831,000
                                               -----------    -------------    -------------   ------------   ------------

    NET EARNINGS (LOSS)                        $ 8,592,810    $  15,658,465    $ (12,801,795)  $ (2,856,670)   $ 8,592,810
                                               ===========    =============    =============   ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       FOR THE YEAR ENDED NOVEMBER 3, 2001

                                               PARENT        GUARANTOR      NONGUARANTOR                 CONSOLIDATED
                                               TOTAL        SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                            -----------    -------------   -------------  ------------   ------------
REVENUES                                    $         -    $ 738,056,186   $  74,218,412  $ (2,500,000)  $ 809,774,598

COST AND EXPENSES                                     -      638,015,102      73,414,294    (2,416,463)    709,012,933
                                            -----------    -------------   -------------  ------------   -------------

        Gross profit (loss)                           -      100,041,084         804,118       (83,537)    100,761,665

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               -       54,787,063       9,053,926       636,000      64,476,989
                                            -----------    -------------   -------------  ------------   -------------

        Operating profit (loss)                       -       45,254,021      (8,249,808)     (719,537)     36,284,676

OTHER EXPENSE (INCOME)
  Equity in (earnings) loss
    of affiliates                            (3,692,343)       2,617,859               -     1,036,047         (38,437)
  Interest expense                            6,240,972       16,827,424       6,248,803      (361,304)     28,955,895
  Interest income                            (6,186,005)       5,365,248        (455,784)      361,304        (915,237)
  Royalty income                                      -         (883,599)              -             -        (883,599)
  Gain on foreign currency
    translation                                       -                -        (468,105)            -        (468,105)
  Sundry (income)                                     -         (748,974)        (48,243)            -        (797,217)
                                            -----------    -------------   -------------  ------------   -------------

                                             (3,637,376)      23,177,958       5,276,671     1,036,047      25,853,300
                                            -----------    -------------   -------------  ------------   -------------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                3,637,376       22,076,063     (13,526,479)   (1,755,584)     10,431,376

INCOME TAXES (BENEFIT) EXPENSE               (3,510,000)       7,039,000        (245,000)                    3,284,000
                                            -----------    -------------   -------------  ------------   -------------

    NET EARNINGS (LOSS)                     $ 7,147,376    $  15,037,063   $ (13,281,479) $ (1,755,584)  $   7,147,376
                                            ===========    =============   =============  ============   =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       FOR THE YEAR NOVEMBER 1, 2003

                                                     PARENT       GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                                      TOTAL      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                  ------------   ------------  ------------   -------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
    Net cash (used in) provided
     by operating activities                      $ (3,715,361)  $ 79,589,181  $   (430,541)  $           -   $ 75,443,279

CASH FLOWS USED IN
 INVESTING ACTIVITIES
 Acquisition of property
  and equipment                                              -    (97,084,357)   (3,728,659)              -   (100,813,016)
 Proceeds from sale of equipment                             -      1,271,717        52,454               -      1,324,171
 Investment in and advances
  to affiliates                                    (17,800,000)      (400,000)            -      18,200,000              -
 Acquisition of intangible assets                            -     (1,775,000)            -               -     (1,775,000)
                                                  ------------   ------------    ----------   -------------   ------------

    Net cash (used in) provided
     by investing activities                       (17,800,000)   (97,987,640)   (3,676,205)     18,200,000   (101,263,845)

CASH FLOWS USED IN
 FINANCING ACTIVITIES
 Net borrowings under revolving credit facility              -              -     3,196,044               -      3,196,044
 Principal payments on long-term
  obligations                                                -     (4,439,707)   (1,904,172)              -     (6,343,879)
 Proceeds from long-term obligations                         -     16,200,000        50,545     (16,200,000)        50,545
 Capital increases                                                                2,000,000      (2,000,000)             -
                                                  ------------   ------------    ----------   -------------   ------------

    Net cash (used in) provided
     by financing activities                                 -     11,760,293     3,342,417     (18,200,000)    (3,097,290)
                                                  ------------   ------------    ----------   -------------   ------------

Net decrease in cash                               (21,515,361)    (6,638,166)     (764,329)              -    (28,917,856)

Cash and cash equivalents at
the beginning of the year                           44,619,480     19,388,938     2,187,844               -     66,196,262
                                                  ------------   ------------    ----------   -------------   ------------

Cash and cash equivalents at
the end of the period                             $ 23,104,119   $ 12,750,772  $  1,423,515   $           -   $ 37,278,406
                                                  ============   ============  ============   =============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       FOR THE YEAR ENDED NOVEMBER 2, 2002

                                                       PARENT         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                        TOTAL       SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS         TOTAL
                                                     ------------  ---------------   ------------   -------------    -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
      Net cash provided by (used in)
        operating activities                         $  2,529,702  $    50,753,541   $   (483,602)  $    (940,049)   $  51,859,592

CASH FLOWS USED IN
  INVESTING ACTIVITIES
  Acquisition of property
    and equipment                                               -      (76,509,171)    (8,016,798)      2,377,674      (82,148,295)
  Proceeds from sale of equipment                               -                -      1,977,673      (1,977,673)               -
  Investment in and advances
    to affiliates                                     (12,997,198)      (3,088,950)             -      16,086,148                -
  Acquisition of intangible assets                              -       (3,000,000)    (4,414,600)              -       (7,414,600)
                                                     ------------  ---------------   ------------   -------------    -------------

      Net cash (used in) provided
        by investing activities                       (12,997,198)     (82,598,121)   (10,453,725)     16,486,149      (89,562,895)

CASH FLOWS USED IN
  FINANCING ACTIVITIES
  Net borrowings under revolving credit facility                -                -      5,354,340          27,518        5,381,858
  Principal payments on long-term
    obligations                                                 -       (9,358,164)    (6,145,134)      6,400,000       (9,103,298)
  Proceeds from long-term obligations                  53,250,000       10,084,668         21,503     (10,084,668)      53,271,503
  Settlement of interest rate swap                      3,012,000                -              -               -        3,012,000
  Capitalized loan costs                               (1,176,587)        (969,863)             -               -       (2,146,450)
  Capital increases                                           563                -     11,888,950     (11,888,950)             563
                                                     ------------  ---------------   ------------   -------------    -------------

      Net cash provided by (used in)
        financing activities                           55,085,976         (243,359)    11,119,659     (15,546,100)      50,416,176
                                                     ------------  ---------------   ------------   -------------    -------------

  Net increase (decrease) in cash                      44,618,480      (32,087,939)       182,332               -       12,712,873

  Cash and cash equivalents at
  the beginning of the year                                 1,000       51,476,877      2,005,512               -       53,483,389
                                                     ------------  ---------------   ------------   -------------    -------------

  Cash and cash equivalents at
  the end of the period                              $ 44,619,480  $    19,388,938   $  2,187,844   $           -    $  66,196,262
                                                     ============  ===============   ============   =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE O- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       FOR THE YEAR ENDED NOVEMBER 3, 2001

                                             PARENT            GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                              TOTAL          SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS         TOTAL
                                           ------------     ---------------   ------------   -------------    -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
        Net cash provided by (used in)
          operating activities             $   3,692,342    $    52,410,552   $ (7,710,392)  $  (4,552,907)   $  43,839,595

CASH FLOWS USED IN
  INVESTING ACTIVITIES
  Acquisition of property
    and equipment                                      -        (38,775,401)   (11,693,656)              -      (50,469,057)
  Proceeds from sale of equipment                                                                                         -
  Investment in and advances
    to affiliates                           (278,691,342)        (5,000,000)             -     283,691,342                -
  Acquisition of intangible assets                     -         (2,287,917)             -               -       (2,287,917)
                                           -------------    ---------------   ------------   -------------    -------------

        Net cash (used in) provided
          by investing activities           (278,691,342)       (46,063,318)   (11,693,656)    283,691,342      (52,756,974)

CASH FLOWS USED IN
  FINANCING ACTIVITIES
  Net (repayments) borrowings under
    line of credit                                     -       (190,633,463)    16,085,608               -     (174,547,855)
  Principal payments on long-term
    obligations                                        -        (22,627,228)    (7,478,276)        840,000      (29,265,504)
  Proceeds from long-term obligations        275,000,000        266,860,259      2,281,983    (270,999,825)     273,142,417
  Capitalized loan costs                               -        (10,275,260)             -               -      (10,275,260)
  Capital increases                                    -                  -      8,978,610      (8,978,610)               -
                                           -------------    ---------------   ------------   -------------    -------------

        Net cash provided by (used in)
          financing activities               275,000,000         43,324,308     19,867,925    (279,138,435)      59,053,798
                                           -------------    ---------------   ------------   -------------    -------------

  Net increase in cash                             1,000         49,671,542        463,877               -       50,136,419

  Cash and cash equivalents at
  the beginning of the year                            -          1,805,335      1,541,635               -        3,346,970
                                           -------------    ---------------   ------------   -------------    -------------

  Cash and cash equivalents at
  the end of the period                    $       1,000    $    51,476,877   $  2,005,512   $           -    $  53,483,389
                                           =============    ===============   ============   =============    =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE P -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST           SECOND             THIRD            FOURTH
                                              QUARTER          QUARTER           QUARTER           QUARTER
                                           -------------    --------------    -------------     --------------
FISCAL YEAR ENDED NOVEMBER 1, 2003
         Revenues                          $ 199,544,801    $  227,328,604    $ 237,355,017     $  233,600,358

         Gross profit                         24,814,501        37,538,753       29,410,424         28,395,212

         Net (loss) earnings                  (1,820,885)        6,421,279          410,650           (649,988)

FISCAL YEAR ENDED NOVEMBER 2, 2002
         Revenues                          $ 187,502,416    $  203,394,217    $ 208,359,282     $  212,934,153

         Gross profit                         26,116,907        34,670,554       27,554,918         26,846,694

         Net (loss) earnings                    (492,500)        6,678,975        3,052,898           (646,563)

FISCAL YEAR ENDED NOVEMBER 3, 2001
         Revenues                          $ 197,794,121    $  207,255,264    $ 205,539,141     $  199,186,072

         Gross profit                         19,724,317        31,602,123       21,566,573         27,868,652

         Net (loss) earnings                    (473,693)        6,661,282          582,804            376,983

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth certain information with respect to the executive officers, directors and certain key employees of Plastipak and its subsidiaries.

             NAME                   AGE                                       POSITION
--------------------------------  ---------  ---------------------------------------------------------------------------
William C. Young                     63      Chairman and Director, President & Chief Executive Officer, Manager
William A. Slat                      53      Vice President--Operations and Manufacturing
Michael J. Plotzke                   46      Chief Financial Officer, Vice President--Finance and Treasurer and
                                             Assistant Secretary
Gene W. Mueller                      46      Vice President--Sales and Marketing
Thomas Busard                        52      President--Clean Tech
Pradeep Modi                         48      Vice President--Controller and Strategic Operation Planning
Frank Pollock                        48      Vice President--International Sales/Marketing
Richard Darr                         54      Vice President--Packaging Development
J. Ronald Overbeck                   55      Vice President--Product Supply
Leann M. Underhill                   58      Corporate Legal Counsel and Secretary
David Daugherty                      48      Chief Information Officer
Thomas L. Schellenberg               57      Director
William J. Schlageter                63      Director

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

         WILLIAM SLAT has been our Vice President -- Operations and Manufacturing since 1982. Prior to that he was Manufacturing Manager. He has been with us for 31 years and served in various capacities ranging from customer service to plant and regional management. Mr. Slat holds more than 30 domestic patents with corresponding international patents. Mr. Slat is a senior member of Society of Plastic Engineers.

MICHAEL J. PLOTZKE, CPA has served as our Chief Financial Officer, Vice President of Finance and Treasurer since 1988. Throughout his 19 years with us, Mr. Plotzke has served in many capacities including his current role as Treasurer for Packaging, Whiteline, Clean Tech and TABB, all of which he has held since 1992. Mr. Plotzke serves on the President's

Advisory Council of Walsh College. Prior to joining us, Mr. Plotzke worked for Deloitte & Touche and KPMG -- Peat Marwick where he served as a Manager in the Financial Services division of the consulting practice.

GENE W. MUELLER joined us in February 1997 and has served as our Vice President -- Sales and Marketing since 1999. Before coming to us, Mr. Mueller worked for Constar, a subsidiary of Crown, Cork & Seal for 18 years, where he served as the Vice President of Sales until 1997.

THOMAS BUSARD is President -- Clean Tech and has served in that position since 1989. Mr. Busard has been with us for over 27 years. Mr. Busard is a member of the Board of the Michigan Recycling Coalition and is our representative to the Council on Plastics and Packaging in the Environment. Mr. Busard is a member of the Michigan Plastic Recycling Development Fund Consortium.

PRADEEP MODI has been our Vice President -- Controller and Strategic Operation Planning since 1999. Prior to that he was Vice-President/Controller since 1993. He has been with us for 19 years and has served in various capacities. Prior to joining us, Mr. Modi was a partner with Ampee Marble. Prior to that he worked for Southland Corporation, a retail chain.

FRANK POLLOCK has served as our Vice President -- International Sales/Marketing since 1997. He has been with us for seven years. Prior to joining us, Mr. Pollock worked for Constar International, a subsidiary of Crown, Cork and Seal, for 18 years, where he held positions as Sales Representative, District Sales Manager and Regional Sales Manager, the latter until 1994.

RICHARD DARR, our Vice President -- Packaging Development since 1993, is our chief design and packaging engineer. He has worked in research and development during his 24-year tenure with us.

J. RONALD OVERBECK, our Vice President -- Product Supply, has worked in that position since 1999 and has been with us for over 27 years. Prior to joining us, Mr. Overbeck worked for Anchor Glass where he served as a Marketing Manager.

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

WILLIAM J. SCHLAGETER joined Plastipak as a Director in December 2003. Mr. Schlageter is founder and President of Communications Technologies, Ltd. He also serves as the Chairman of the Board and a director of Ukrainian Wave Ltd., a digital wireless telephone company in western Ukraine, and of Hatwave Hellenic American Telecommunications Wave, Ltd., a Cypriot company that is affiliated with Ukrainian Wave Ltd. Prior to forming Communications Technologies, Ltd. in 1993, Mr. Schlageter served as Vice President of Sales and Service for Ameritech Ohio Bell for 7 years. He was responsible for sales, service operations and capital growth. Prior to joining Ameritech Ohio Bell, he held senior level operating, engineering and financial positions at Ameritech Michigan Bell, including Vice President of Finance and Chief Financial Officer.

AUDIT COMMITTEE FINANCIAL EXPERT

         The full Board of Directors functions as Plastipak's audit committee. At the present time, no member of the Board of Directors meets the SEC's definition of an audit committee financial expert. The Board consists of three directors, only one of whom is independent. Nevertheless, we believe the experience and education of the directors qualifies them to monitor the integrity of our financial statements, with legal and regulatory requirements, the public accountants' qualifications and independence, the performance of our internal audit function, and our compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Board has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. We believe the directors' qualifications and experience, and ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including a financial expert at the present time.

         Management has the primary responsibility for the financial statements and the reporting process. Our independent auditors are responsible for expressing an opinion on the conformity of our financial statements with accounting principles generally accepted in the United States of America and whether our financial statements fairly present the financial position and results of operations of Plastipak.

         The Board has approved the audited financial statements to be included in our Annual Report on From 10-K for the year ended November 1, 2003, for filing with the Securities and Exchange Commission.

CODE OF ETHICS

Plastipak has adopted a Code of Business Conduct ("Code") which applies to all representatives, Associates (defined as any person who is employed by Plastipak and any of its subsidiaries), including but not limited to supervisors, managers, consultants, directors, officers and any other persons whose business activities are conducted for Plastipak and/or any of its subsidiaries. The Code requires all of our Associates to act ethically when conducting business. The Code provides a summary of the conduct required from all Associates, and is a source for guidance, modification, accountability for, and enforcement of its provisions. A complete copy of the Code has been posted on our Internet website at www.plastipak.com and is included in Exhibit 14 of this Form 10-K. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions by disclosing the nature of such amendments or waiver on our web site.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid to the Chief Executive Officer and the four other most highly compensated executives of Plastipak (the "Named Executives") for services rendered in all capacities to Plastipak and its subsidiaries during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                                -------------------------------
                                            FISCAL
     NAME AND PRINCIPAL POSITION             YEAR                SALARY (a)           BONUS
---------------------------------------     ------              -----------       -------------
William C. Young                            2003                $   601,248       $     790,504
    Chairman and Director, President        2002                    601,248             201,897
    and Chief Executive Officer             2001                    601,248             594,532
Michael J. Plotzke                          2003                    225,000             194,675
    Chief Financial Officer, Vice           2002                    213,667             182,248
    President - Finance, and Treasurer      2001                    202,667             188,000
Thomas Busard                               2003                    201,600             199,292
    President--Clean Tech                   2002                    189,547             144,415
                                            2001                    178,313             154,700
William A. Slat                             2003                    219,560             170,915
    Vice President -- Operations            2002                    209,560             173,445
    and Manufacturing                       2001                    204,560             178,550
Gene W. Mueller                             2003                    204,560             173,311
    Vice President -- Sales                 2002                    183,537             153,123
    and Marketing                           2001                    168,720             147,420

(a) Salary includes amounts deferred, if any, under our 401(k) plan.

OPTION GRANTS IN FISCAL 2003

         There were no options granted to any named executives during the year ended November 1, 2003.

AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND 2003 FISCAL YEAR-END OPTION VALUES

         There were no options exercised during the fiscal year ended November 1, 2003. The following table sets forth, for each of the Named Executives holding unexercised options, certain information regarding the value of options held at November 1, 2003:

                                                                                VALUE OF UNEXERCISED IN-
                                                        NUMBER OF UNEXERCISED    THE-MONEY OPTIONS AT
                           SHARES                      OPTIONS AT FISCAL YEAR       FISCAL YEAR END
                        ACQUIRED ON                      END (EXERCISABLE/           (EXERCISABLE/
NAME                      EXERCISE    VALUE REALIZED      UNEXERCISABLE)           UNEXERCISABLE) (a)
------------------------------------------------------------------------------------------------------------
Michael J. Plotzke            -       $     -                  500/0               $     1,020,500 / 0
Gene W. Mueller               -       $     -                  300/0               $       612,300 / 0
Thomas Busard                 -       $     -                100/327               $204,100 / $667,407

(a) None of Plastipak's common stock is currently publicly traded. The values reflect the adjusted per share book value of Plastipak's common stock (as defined in the Restricted Stock Bonus Plan under which these options were granted) at November 1, 2003, less the exercise price.

RESTRICTED STOCK BONUS PLAN

         The board of directors of Plastipak adopted the Restricted Stock Bonus Plan (the "Restricted Stock Bonus Plan") effective as of October 30, 1999, as a successor plan to the Plastipak Packaging, Inc. Restricted Stock Bonus Plan adopted in 1985. The Restricted Stock Bonus Plan was amended and restated effective July 31, 2002 and subsequently amended effective August 15, 2002 and December 19, 2003. All of our employees are eligible to participate in the Restricted Stock Bonus Plan, subject to the board's discretion. The board makes all administrative decisions under the Restricted Stock Bonus Plan. The board has reserved 5,450 shares of Plastipak's common stock for distribution under the Restricted Stock Bonus Plan. As of November 1, 2003, 3,450 of the 5,450 reserved shares had been allocated to our employees and 2,000 shares remain available for allocation.

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

         Employees who have received certificates representing restricted stock pursuant to the Restricted Stock Bonus Plan are required to sell those shares back to us upon the occurrence of certain "trigger events". These "trigger events" include the employee's death and the employee's employment termination, whether because of resignation, retirement, dismissal or otherwise. The redemption price is based upon our per share book value, subject to certain adjustments.

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

2002 RESTRICTED STOCK BONUS PLAN

         The board of directors of Plastipak adopted the 2002 Restricted Stock Bonus Plan (the "2002 Plan") on October 16, 2002 and subsequently amended effective December 19, 2003. All of our employees (including employees who are directors, as well as non-employees who serve as directors or who otherwise provide services to us) are eligible to participate in the 2002 Plan. The Plan is administered by the board (or any committee established by the board for that purpose). The board has reserved 5,450 shares of Plastipak's common stock for grant under the 2002 Plan. There are 1,000 of the 5,450 reserved shares that have been granted to our employees, and 4,450 shares remain available for grant. Participants in the 2002 Plan are required to pay us a per share purchase price, as set by the board from time to time, for each restricted share.

         The vested percentage of a participant's restricted stock award will be no more restrictive than as follows:

YEARS OF PARTICIPATION                 VESTED
      IN PLAN                        PERCENTAGE
------------------------------       ----------
Less than 6 years                         0%
6 years but less than 7 years            20%
7 years but less than 8 years            40%
8 years but less than 9 years            60%
9 years but less than 10 years           80%
10 years or more                        100%

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

         Prior to the issuance of any common stock certificates under the 2002 Plan, participants are required to enter into a shareholder agreement with us with "bring along" and "come along" provisions which (1) entitle the participant to participate in any voluntary sale of our capital stock, and (2) require the participant to participate in certain voluntary sales of our capital stock. In addition, we may require a participant to enter into a confidentiality agreement and/or a noncompetition agreement as a condition precedent to any award of restricted stock under the 2002 Plan.

         A participant's restricted stock award is subject to forfeiture if the participant is "terminated for cause" as defined in the 2002 Plan. Participants who have received certificates for restricted shares issued under the 2002 Plan are required to sell those shares back to us upon the occurrence of certain "trigger events." These trigger events include: termination of employment; death; disability; institution of certain litigation against us; and the breach or threatened breach of the participant's non-competition or confidentiality agreement. The redemption price is based on our per share book value, subject to certain adjustments; provided, however, that if the participant is "terminated for cause" or if the participant institutes certain litigation against us, the redemption price will be reduced to $1.00 per share. A participant's obligation to sell his/her restricted stock to us, and our obligation to purchase such restricted stock, terminates upon an initial public offering of our common stock.

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

DIRECTOR COMPENSATION

         Mr. Young receives no cash consideration for serving on the board of directors of any of our companies. Mr. Schellenberg and Mr. Schlageter receive compensation in the amount of $250.00 per hour and $25,000 per year, respectively, for their services on the board of directors of our companies, plus out-of-pocket expenses incurred in connection with their duties as a directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the year ended November 1, 2003, William C. Young, our President and Chief Executive Officer determined compensation for our Named Executives. For information regarding transactions between us and Mr. Young, his affiliates and entities he controls, see "Certain Relationships and Related Transactions."

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

         Each shareholder has sole voting and investment power with respect to the shares beneficially owned. The address for each shareholder is c/o Plastipak Holdings, Inc., 41605 Ann Arbor Road, Plymouth, Michigan 48170.

                                                             SHARES OF               PERCENTAGE OF
             NAME OF SHAREHOLDER                            COMMON STOCK              COMMON STOCK
             -------------------                            ------------             -------------
William C. Young                                              21,414(a)                  75.63%
Multi-Investments Limited Partnership(b)                       3,936                     13.90%
William A. Slat                                                  725                      2.56%
Michael J. Plotzke                                               545(c)                   1.89%
Thomas Busard                                                    218(d)                   0.77%
Gene W. Mueller                                                  500(e)                   1.75%
Thomas L. Schellenberg                                             0                      0.00%
William J. Schlageter                                              0                      0.00%
Directors and executive officers as a group (7 persons)       27,338(f)                  93.57%

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

    (f) Includes the presently exercisable options described in footnotes (c),
        (d) and (e) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS RELATIONSHIPS AND TRANSACTIONS

         We have maintained business relationships and entered into business transactions with companies owned or controlled by Mr. William C. Young, our Chief Executive Officer and largest shareholder, or managed by members of his immediate family (each an "affiliate" and collectively "affiliates"). A brief summary of the agreements, leases, and arrangements between the affiliates and us follows. We believe, based on our general awareness of market pricing and standards, that transactions with our affiliates are on terms no less favorable to us than those that would be available to us in arm's-length transactions with unaffiliated third parties for similar products and services, with the exception of extended payment terms afforded to Absopure Water Company, Buffalo Don's and Waters of America, LLC (as discussed below). As a result of the Reorganization, as described in Item 1 of this Form 10-K, certain transactions which would formerly have been transactions with affiliates are now intercompany transactions among our subsidiaries, which are eliminated in consolidation in our consolidated financial statements and are not disclosed separately in this Form 10-K.

FACILITIES, EQUIPMENT RENTAL AND MANUFACTURING, AND RELATED SERVICES

         TABB owns and leases to us most of our manufacturing locations and some warehouse facilities. Prior to the Reorganization, the real estate we now lease from TABB had been owned by either William P. Young (William C. Young's father) and William C. Young as partners, or by William C. Young individually. All of these properties were transferred to TABB in anticipation of the Reorganization. Written leases with terms expiring on December 31, 2004 are currently in effect (the "Affiliate Real Estate Leases") for all of the properties now leased from TABB (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). In addition, we lease a warehouse in Westland, MI from WCY Realty, LLC, a limited liability company which is wholly owned by a trust that is controlled by William C. Young. William C. Young is also the manager (chief executive officer) of WCY Realty, LLC. Packaging made lease payments to WCY Realty, LLC of $144,000 in fiscal 2003.

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

         WPY Co. is owned by the William C. Young family. William C. Young serves as President and as a director of WPY Co. Pursuant to an agreement among WPY Co., Packaging, Whiteline and Clean Tech, WPY Co. provides engineering, planning, design, equipment manufacturing, marketing consultation, logistic services and other technical services, as well as equipment rental on a project-by-project basis. The fees WPY Co. charges Packaging, Whiteline and Clean Tech for services are comparable to those it charges unaffiliated third parties. WPY Co. invoiced Packaging $3,936,336 for engineering, technical and machine services in fiscal 2003. There were no fees charged to Whiteline or Clean Tech in fiscal year 2003.

TRANSPORTATION SERVICES

Whiteline, a fully licensed ICC common carrier, operates a fleet of approximately 300 trucks and 1100 trailers and is Packaging's primary supplier of trucking and shipping services. Whiteline services approximately 70% of Packaging's trucking needs, and also leases trucks and provides empty trailers under a "drop trailer" arrangement with Packaging to facilitate distribution and transportation services to Packaging's customers. Whiteline also supplies trucking and other transportation-related personnel to Packaging on an as-requested basis.

         Whiteline also provides shipping services to affiliates Absopure and Buffalo Don's Artesian Wells, Ltd. Buffalo Don's is a corporation owned by William C. Young, members of his immediate family and trusts they control. William C. Young serves as Chairman and a director of Buffalo Don's. Members of his immediate family are also officers and directors of Buffalo Don's. Whiteline has entered into a transportation contract with each of Buffalo Don's and Absopure under which it provides shipping services at standard rates comparable to those it charges unaffiliated third parties. These transportation contracts are terminable by either party upon 30 days' notice. Whiteline invoiced Buffalo Don's $677,947 for services in fiscal 2003. Whiteline invoiced Absopure $4,831,829 for services in fiscal 2003.

PLASTIC CONTAINER SALES

         Packaging sells plastic containers to affiliate Absopure for its bottled water business. The sales by Packaging to Absopure are not covered by a written agreement; however, sales to Absopure are at prices no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Absopure for containers in the amount of $11,403,852 in fiscal 2003. There is currently an outstanding balance of $3,876,861 due from Absopure to Packaging, out of which $937,949 was over 90 days old at November 1, 2003.

         Packaging also sells plastic containers to affiliate Buffalo Don's under a sales agreement dated February 2, 1993. The sales agreement has a term of four years with automatic annual extensions, subject to a 90-day cancellation notice. Sales to Buffalo Don's under the sales agreement are on terms no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Buffalo Don's $2,375,519 in fiscal 2003. Buffalo Don's currently owes Packaging $805,418, out of which $185,772 was over 90 days old at November 1, 2003.

         Packaging sells plastic containers to Waters of America, LLC for its bottled water business under a five-year product supply agreement dated July 1, 2000. The agreement is a full requirements contract for all of Waters' HDPE and PET container needs. Sales to Waters are on terms are no less favorable to Packaging than those with unaffiliated third parties. Waters of America is a Delaware limited liability company that was organized in 2000. Fifty percent of the ownership interests of Waters of America is held by the Clean Drink Company, a Michigan limited liability company, which is in turn 100% owned by members of William C. Young's immediate family, or by trusts controlled by William C. Young. Packaging invoiced Waters for plastic containers in the amount of $2,935,540 in fiscal 2003. There is currently an outstanding balance due of $1,309,974, out of which $342,821 was over 90 days old at November 1, 2003.

ADMINISTRATIVE SERVICES AND INSURANCE

         Plastipak and Packaging provided and continue to provide administrative services (i.e., marketing, accounting, legal services) to several affiliated companies. Packaging invoiced Absopure $60,000 for administrative services in fiscal 2003, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $5,000 due to us from Absopure. Packaging invoiced Buffalo Don's $30,000 for administrative services in fiscal 2003, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $5,000 due to us from Buffalo Don's.

         Plastipak and Packaging provided and continue to provide insurance to several affiliated companies. Plastipak and/or Packaging invoiced Absopure for insurance premiums in the amount of $1,753,261 in fiscal 2003. Absopure currently owes us $181,547 for insurance premiums. Plastipak and/or Packaging invoiced Buffalo Don's for insurance premiums in the amount of $197,912 in fiscal 2003. Buffalo Don's currently owes us $24,208 for insurance premiums. Plastipak and/or Packaging invoiced WPY Co. for insurance premiums in the amount of $88,624 for fiscal 2003.

FINANCING TRANSACTION

         In March 2001, Madras Packaging, L.L.C., a Delaware limited liability company, redeemed Packaging's 49% membership interest. In connection with the redemption, Packaging sold certain equipment to Madras. As partial consideration for this equipment, Madras issued to Packaging a secured promissory note in the principal amount of $3,000,000 (the "Madras Note"). The Madras Note accrued interest at a rate of 8% per annum and was payable in monthly installments of $25,000 with a balloon payment of $2,400,000 due in March 2003. In November 2003, we negotiated a settlement of the principal amount due. As a result, we received $1.5 million from Madras and offset our reserve for bad debt by approximately $0.9 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees paid to Plastipak's independent auditor, Grant Thornton LLP, during fiscal years 2002 and 2003 were approximately $748,000 and $696,000, respectively. The following sets forth the amounts paid for audit, audit-related, tax and all other fees.

Audit Fees

         Plastipak paid fees for professional services rendered for the audit of annual financial statements and review of financial statements included in Form 10-Q reports as well as services that are normally provided in connection with statutory and regulatory filings. In fiscal 2002 and 2003, Plastipak paid audit fees of approximately $344,000 and $343,000, respectively.

Audit-Related Fees

         Fees were paid for assurance and related services that are reasonably related to the performance of the audit or review of financial statements not included as audit fees. This category includes fees related to the performance of audits and attest services not required by statute or regulations and accounting consultations regarding the application of GAAP to proposed transactions. Audit-related fees of approximately $23,000 and $87,000 were paid out in fiscal 2002 and 2003, respectively.

Tax Fees

         Plastipak paid fees for professional services rendered for tax compliance, tax advice, and tax planning (domestic and international). In fiscal 2002 and 2003, Plastipak paid tax fees of approximately $252,000 and $233,000, respectively.

All other fees

         Plastipak paid for products and services other than those reported as audit, audit-related and tax fees as well. All other fees of approximately $129,000 and $33,000 were paid out in fiscal 2002 and 2003, respectively. These services were primarily related to the filing of the Form S-4 registration statements for our exchange offers for our 10.75% senior notes, and related consultations and discussions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  Consolidated Balance Sheets as of November 1, 2003 and November 2, 2002

                  Consolidated Statements of Earnings for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

                  Consolidated Statements of Stockholders' Equity for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

                  Consolidated Statements of Cash Flows for the years ended November 1, 2003, November 2, 2002 and November 3, 2001

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

 3.5(b) Bylaws of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
 4.1     Indenture dated as of August 20, 2001, by and among Plastipak Holdings,
         Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., TABB Realty,
         LLC and Wells Fargo Bank Minnesota, National Association, as trustee
         (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

 4.2 Form of 10.75% Senior Note due 2011 and annexed guaranty incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4
         (File No. 333-101098) as filed on November 8, 2002)

 4.3     Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline
         Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs &
         Co. (incorporated by reference to Exhibit 4.3 to the Registration
         Statement on Form S-4 (File No. 333-101098) as filed on November 8,
         2002)

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

 10.4    Third Amendment to Fourth Amended and Restated Revolving Credit
         Agreement dated as of July 25, 2003

 10.5* Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4
         (File No. 333-73552) as filed on February 19, 2002)

 10.6*   Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings,
         Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September
         17, 2002)

 10.7*   First Amendment to Amended and Restated Restricted Stock Bonus Plan of
         Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended November 2, 2002 as filed on January 31, 2003)

 10.8*   2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.
         (incorporated by reference to Exhibit 10.7 to the Annual Report on Form
         10-K for the year ended November 2, 2002 as filed on January 31, 2003)

 10.9*   First Amendment to 2002 Restricted Stock Bonus Plan of Plastipak
         Holdings, Inc. dated as of December 19, 2003

 10.10*  Second Amendment to Amended and Restated Restricted Stock Bonus Plan of
         Plastipak Holdings, Inc. dated as of December 19, 2003

 10.11*  Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan
         (incorporated by reference to Exhibit 10.3 to the Registration
         Statement on Form S-4 (File No. 333-73552) as filed on February 19,
         2002)

 14      Code of Business Conduct

 21      List of subsidiaries of the registrants.

 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission
         Release 34-46427

 31.2 Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission
         Release 34-46427

 32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

 32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

(b)      Reports on Form 8-K

            1. On August 12, 2003, Plastipak Holdings, Inc., filed a Current Report on Form 8-K pursuant to Item 5. Other Events and Required FD Disclosure, regarding a press release announcing the addition of a new facility located in Pineville, Louisiana. The new facility will supply Procter & Gamble's Fabric and Home Care Division with containers for their HDL (Heavy Duty Liquid detergent) business.

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

                                       Dated: January 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated below.

Dated: January 28, 2004                By: /s/ William C. Young
                                           -------------------------------------
                                           William C. Young
                                           President and Chief Executive Officer
                                           and Director

                                       By: /s/ Michael J. Plotzke
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer

                                       By: /s/ Thomas L. Schellenberg
                                           -------------------------------------
                                           Thomas L. Schellenberg,
                                           Director

                                       By: /s/ William J. Schlageter
                                           -------------------------------------
                                           William J. Schlageter,
                                           Director

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

 4.3     Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline
         Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs &
         Co. (incorporated by reference to Exhibit 4.3 to the Registration
         Statement on Form S-4 (File No. 333-101098) as filed on November 8,
         2002)

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

 10.4    Third Amendment to Fourth Amended and Restated Revolving Credit
         Agreement dated as of July 25, 2003

 10.5* Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4
         (File No. 333-73552) as filed on February 19, 2002)

 10.6*   Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings,
         Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 as filed on September
         17, 2002)

 10.7*   First Amendment to Amended and Restated Restricted Stock Bonus Plan of
         Plastipak Holdings, Inc. (incorporated

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
         by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the
         year ended November 2, 2002 as filed on January 31, 2003)

 10.8*   2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc.
         (incorporated by reference to Exhibit 10.7 to the Annual Report on Form
         10-K for the year ended November 2, 2002 as filed on January 31, 2003)

 10.9*   First Amendment to 2002 Restricted Stock Bonus Plan of Plastipak
         Holdings, Inc. dated as of December 19, 2003

 10.10*  Second Amendment to Amended and Restated Restricted Stock Bonus Plan of
         Plastipak Holdings, Inc. dated as of December 19, 2003

 10.11*  Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan
         (incorporated by reference to Exhibit 10.3 to the Registration
         Statement on Form S-4 (File No. 333-73552) as filed on February 19,
         2002)

 14      Code of Business Conduct

 21      List of subsidiaries of the registrants

 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission
         Release 34-46427

 31.2 Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission
         Release 34-46427

 32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

 32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).