Form 10-Q
period 2004-01-31
PLASTIPAK HOLDINGS INC
filed 2004-03-16
CIK 1161738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended January 31, 2004
                                       OR

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333-73552

                            PLASTIPAK HOLDINGS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                            52-2186087
          ------------                          -----------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)         Identification Number)

                 41605 Ann Arbor Road, Plymouth, Michigan 48170
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (734) 455-3600
                                 ---------------
              (Registrant's telephone number, including area code)

         (Former address: 9135 General Court, Plymouth, Michigan 48170)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of January 31, 2004 was 28,316.

                            PLASTIPAK HOLDINGS, INC.
                                FORM 10-Q INDEX

                                                                                                               PAGE
 PART I - FINANCIAL INFORMATION ..............................................................................   1

     Item 1.  Financial Statements............................................................................   1

              Condensed Consolidated Balance Sheets as of January 31, 2004 (unaudited)
              and November 1, 2003  ..........................................................................   1

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Month Periods Ended January 31, 2004 and February 1, 2003.................................   3

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              Three Months Ended January 31, 2004 and February 1, 2003........................................   4

              Notes to Condensed Consolidated Financial Statements............................................   6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................................  18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................  26

     Item 4.  Controls and Procedures.........................................................................  26

 PART II - OTHER INFORMATION .................................................................................  27

     Item 6.  Exhibits and Reports on Form 8-K................................................................  27

SIGNATURES....................................................................................................  28

10-Q EXHIBIT INDEX............................................................................................  29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                                             JANUARY 31,              NOVEMBER 1,
                                                                                      2004                     2003
                                                                                  -------------           -------------
                                                                                   (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                                        $   15,209,122           $  37,278,406
Accounts Receivable
 Trade (net of allowance of $2,739,492 and $2,541,820
  at January 31, 2004 and November 1, 2003)                                          66,376,578              54,531,831
 Related parties                                                                      7,409,583               7,202,753
                                                                                 --------------           -------------
                                                                                     73,786,161              61,734,584

Inventories                                                                          88,625,618              90,020,742
Prepaid expenses                                                                     10,490,933              13,039,269
Prepaid federal income taxes                                                          3,807,299               2,793,980
Deferred income taxes                                                                 2,239,000               1,843,000
Other current assets                                                                  2,774,883               3,688,059
                                                                                 --------------           -------------
 Total current assets                                                               196,933,016             210,398,040

PROPERTY, PLANT & EQUIPMENT- NET                                                    398,473,273             366,920,226
OTHER ASSETS
Cash surrender value of life insurance                                                1,990,892               1,990,892
Deposits                                                                             17,934,888              10,716,360
Capitalized loan costs (net of accumulated amortization
 of $3,879,496 and $3,449,524 at January 31, 2004
  and November 1, 2003)                                                               9,111,750               9,541,723
Intangible assets (net of accumulated amortization of
 of $5,533,043 and $4,937,791 at January 31, 2004
  and November 1, 2003)                                                              10,346,716               6,429,468
Prepaids                                                                                904,905                 936,658
Sundry                                                                                  374,634                 266,645
                                                                                 --------------           -------------
 Total Other Assets                                                                  40,663,785              29,881,746
                                                                                 --------------           -------------
  Total Assets                                                                   $  636,070,074           $ 607,200,012
                                                                                 ==============           =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        JANUARY 31,               NOVEMBER 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       2004                      2003
                                                                                        --------------           -------------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES
 Accounts payable - trade                                                               $  117,748,450           $ 115,125,413
 Current portion of long term obligation                                                     4,734,887               3,823,347
 Accrued liabilities
  Taxes other than income                                                                    6,442,816               4,740,907
  Other accrued expenses                                                                    34,575,470              29,309,529
  Income taxes                                                                               1,357,371               1,363,371
                                                                                        --------------           -------------
   Total Current Liabilities                                                               164,858,994             154,362,567

SENIOR NOTES (NET OF UNAMORTIZED PREMIUM AND
 FV OF SWAPS OF $2,147,851 AND ($2,566,464) AT JANUARY 31,
 2004 AND $2,218,660 AND ($4,748,452) AT NOVEMBER 1, 2003)                                 324,581,387             322,470,208

LONG-TERM OBLIGATIONS                                                                       80,068,172              60,601,547

DEFERRED INCOME TAXES                                                                       16,356,000              16,483,000

OTHER NON-CURRENT LIABILITIES                                                                4,373,586               4,030,943

OBLIGATIONS UNDER STOCK BONUS PLANS                                                          8,589,048               8,306,882

STOCKHOLDERS' EQUITY

Common stock, no par value, 60,000 shares authorized;
 28,316 shares issued and outstanding                                                           28,316                  28,316
  Retained earnings                                                                         37,214,571              40,916,549
                                                                                        --------------           -------------
 Total Stockholders' Equity                                                                 37,242,887              40,944,865
                                                                                        --------------           -------------
  Total Liabilities and Stockholders' Equity                                            $  636,070,074           $ 607,200,012
                                                                                        ==============           =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                   ------------------------------------
                                                                    JANUARY 31,             FEBRUARY 1,
                                                                       2004                    2003
                                                                   -------------          -------------
                                                                     (UNAUDITED)            (UNAUDITED)
Revenues                                                           $ 225,967,628          $ 199,544,801

Cost and expenses                                                    203,556,028            174,730,300
                                                                   -------------          -------------
         Gross profit                                                 22,411,600             24,814,501

Selling, general and administrative expenses                          19,398,058             17,685,958
                                                                   -------------          -------------
        Operating profit                                               3,013,542              7,128,543

Other expense (income)
 Interest expense                                                      8,944,164             10,287,831
 Interest income                                                         (98,468)              (297,539)
 Royalty income                                                         (159,074)              (212,505)
 (Gain) loss on foreign currency translation                            (271,015)               189,312
 Sundry income                                                          (217,022)               (16,671)
                                                                   -------------          -------------
                                                                       8,198,585              9,950,428
                                                                   -------------          -------------
Loss before income taxes                                              (5,185,043)            (2,821,885)

Income tax benefit
 Deferred                                                               (523,000)          (1,001,000)
 Current                                                              (1,087,000)                     -
                                                                   -------------          -------------
                                                                      (1,610,000)            (1,001,000)
                                                                   -------------          -------------
Net loss                                                          $   (3,575,043)         $  (1,820,885)
                                                                   =============          =============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     THREE MONTHS ENDED
                                                                                               -------------------------------
                                                                                                JANUARY 31,        FEBRUARY 1,
                                                                                                   2004               2003
                                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (UNAUDITED)        (UNAUDITED)
 Net loss                                                                                      $ (3,575,043)      $ (1,820,885)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                                                15,145,513         13,577,992
    Amortization of net premium on Senior Notes                                                     (70,810)           (70,807)
    Bad debt expense                                                                                314,701            259,118
    Deferred salaries                                                                               382,300             96,900
    (Gain) loss on sale of equipment                                                               (103,555)            28,875
    Deferred tax benefit                                                                           (523,000)        (1,001,000)
    Restricted stock option - compensation                                                          155,231            279,973
    Foreign currency translation (gain) loss                                                       (100,336)           116,795
    Change in assets and liabilities:
      Increase in accounts receivable                                                           (12,366,278)        (3,249,087)
      Decrease (increase) in inventories                                                          1,395,124         (4,513,945)
      Decrease in prepaid expenses and other current assets                                       3,349,265          1,971,053
      Increase in prepaid federal income taxes                                                   (1,013,319)          (309,003)
      Increase in other liabilities                                                               9,109,872          7,671,014
      Increase in deposits                                                                       (7,218,528)        (5,165,350)
      Increase in accounts payable                                                                2,623,035            193,910
      Increase in sundry other assets                                                              (107,989)          (210,338)
      Decrease in income taxes                                                                       (6,000)            (6,825)
                                                                                               ------------       ------------
            Net cash provided by operating activities                                             7,390,183          7,848,390

CASH FLOWS USED IN INVESTING ACTIVITIES
 Acquisition of property and equipment                                                          (38,517,981)       (21,798,947)
 Proceeds from sale of equipment                                                                    797,669                 --
 Acquisition of intangible assets                                                                (4,512,500)                --
                                                                                               ------------       ------------
      Net cash used in investing activities                                                     (42,232,812)       (21,798,947)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Net borrowings under revolving credit facility                                                  14,681,384          1,842,377
 Principal payments on long-term obligations                                                     (2,134,558)        (2,085,769)
 Proceeds from long-term obligations                                                                226,519                 --
                                                                                               ------------       ------------
       Net cash provided by (used in) financing activities                                       12,773,345           (243,392)
                                                                                               ------------       ------------
 Net decrease in cash and cash equivalents                                                      (22,069,284)       (14,193,949)
 Cash and cash equivalents at beginning of the year                                              37,278,406         66,196,262
                                                                                               ------------       ------------
 Cash and cash equivalents at end of the period                                                $ 15,209,122       $ 52,002,313
                                                                                               ============       ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                     THREE MONTHS ENDED
                                                            --------------------------------------
                                                            JANUARY 31, 2004      FEBRUARY 1, 2003
                                                            ----------------      ----------------
SUPPLEMENTAL CASH FLOW INFORMATION:                           (UNAUDITED)           (UNAUDITED)
     Cash paid for interest                                   $1,530,000            $1,394,000
                                                              ==========            ==========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Acquisition of equipment through the assumption of
      long-term obligations                                   $7,936,000            $1,456,000
                                                              ==========            ==========
     Increase in fair value of interest rate swaps            $2,181,988            $       --
                                                              ==========            ==========


























   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 30, 2004.

    These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 29, 2004.

Reclassifications

    Certain reclassifications have been made to the 2003 financial information in order for them to conform to the classifications at January 31, 2004.

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

NOTE B - FISCAL PERIOD

    Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The three month periods ended January 31, 2004 and February 1, 2003 contained 13 weeks.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE D - INVENTORIES

Inventories consisted of the following at:

                                   JANUARY 31,             NOVEMBER 1,
                                      2004                    2003
                                 -------------           -------------
Raw Materials                    $  37,516,539           $  34,835,429
Finished Goods                      37,853,198              41,984,322
Parts & Supplies                    13,255,881              13,200,991
                                 -------------           -------------
                                 $  88,625,618           $  90,020,742
                                 =============           =============

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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - CONTINUED

    On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of January 31, 2004, the Company recorded an increase of $2,566,464 in other accrued expenses to recognize the fair value of the swap and a $2,566,464 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

    The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating balance sheets as of January 31, 2004 and November 1, 2003 and statements of operations and cash flows for the three months ended January 31, 2004 and February 1, 2003 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American Operating Segment) and nonguarantor (South American Operating Segment and European Operating Segment) subsidiaries.

    Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 2004

                                         PARENT            GUARANTOR        NONGUARANTOR                         CONSOLIDATED
                                         TOTAL            SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTAL
                                      -------------      -------------      -------------     -------------      -------------
CURRENT ASSETS

    Cash                              $  10,246,371      $   2,931,867      $   2,030,884                        $  15,209,122
    Accounts receivable                  16,124,282         50,965,180         13,044,211        (6,347,512)        73,786,161
    Inventories                                  --         74,250,777         14,374,841                           88,625,618
    Prepaid expenses                             --          7,694,068          2,796,865                           10,490,933
    Prepaid federal income taxes          2,062,392          1,648,234             96,673                            3,807,299
    Deferred income taxes                (3,283,000)         2,997,000          2,525,000                            2,239,000
    Other current assets                         --          2,541,394            233,489                            2,774,883
                                      -------------      -------------      -------------     -------------      -------------

      Total Current Assets               25,150,045        143,028,520         35,101,963        (6,347,512)       196,933,016

PROPERTY, PLANT &
      EQUIPMENT- NET                             --        347,387,349         51,285,924          (200,000)       398,473,273

OTHER ASSETS

    Cash surrender value
    of life insurance                            --          1,990,892                 --                            1,990,892
    Deposits                                     --         17,934,888                 --                           17,934,888
    Investment in and advances                   --
    to affiliates                       346,379,386       (286,583,436)                --       (59,795,950)                --
    Capitalized loan costs                  992,207          8,119,543                 --                            9,111,750
    Intangible assets                            --          7,752,211          2,594,505                           10,346,716
    Deferred tax asset -long term          (429,556)           429,556                 --                                   --
    Prepaids                                     --            904,905                 --                              904,905
    Sundry                                       --          5,000,000            374,634        (5,000,000)           374,634
                                      -------------      -------------      -------------     -------------      -------------
       Total Other Assets               346,942,037       (244,451,441)         2,969,139       (64,795,950)        40,663,785
                                      -------------      -------------      -------------     -------------      -------------
         Total Assets                 $ 372,092,082      $ 245,964,428      $  89,357,026     $ (71,343,462)     $ 636,070,074
                                      =============      =============      =============     =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                  (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED
                             AS OF JANUARY 31, 2004

                                                       GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                  PARENT TOTAL        SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS          TOTAL
                                  -------------      -------------      -------------      -------------      -------------
CURRENT LIABILITIES

  Accounts payable                $          --      $  86,276,638      $  37,802,524      $  (6,330,712)     $ 117,748,450
  Current portion of long
  term obligation                            --          3,921,520            813,367                 --          4,734,887
  Taxes other than income                    --          5,133,530          1,309,286                 --          6,442,816
  Other accrued expenses             16,098,835         17,269,870          1,224,315            (17,550)        34,575,470
  Income taxes                         (168,440)         1,525,811                 --                 --          1,357,371
                                  -------------      -------------      -------------      -------------      -------------

    Total Current Liabilities        15,930,395        114,127,369         41,149,492         (6,348,262)       164,858,994

SENIOR NOTES                        327,709,850         (3,128,463)                --                 --        324,581,387

LONG-TERM OBLIGATIONS                        --         25,629,168         59,439,004         (5,000,000)        80,068,172

DEFERRED INCOME TAXES               (17,380,098)        31,211,098          2,525,000                 --         16,356,000

OTHER NON-CURRENT
LIABILITIES                                  --          3,861,587            511,999                 --          4,373,586

OBLIGATIONS UNDER
STOCK BONUS PLAN                      8,589,048                 --                 --                 --          8,589,048

STOCKHOLDERS'
EQUITY (DEFICIT)                     37,242,887         74,263,669        (14,268,469)       (59,995,200)        37,242,887
                                  -------------      -------------      -------------      -------------      -------------
Total Liabilities and
Stockholders' Equity              $ 372,092,082      $ 245,964,428      $  89,357,026      $ (71,343,462)     $ 636,070,074
                                  =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                  (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 1, 2003

                                                          GUARANTOR         NONGUARANTOR                         CONSOLIDATED
                                      PARENT TOTAL       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS           TOTAL
                                      -------------      -------------      -------------     -------------      -------------
Current Assets

   Cash                               $  23,104,119      $  12,750,772      $   1,423,515     $          --      $  37,278,406
   Accounts receivable                    9,090,858         47,835,342         11,085,537        (6,277,153)        61,734,584
   Inventories                                   --         71,520,128         18,500,614                --         90,020,742
   Prepaid expenses                              --         10,075,312          2,963,957                --         13,039,269
   Prepaid federal income taxes             975,392          1,719,048             99,540                --          2,793,980
   Deferred income taxes                 (3,679,000)         2,997,000          2,525,000                --          1,843,000
   Other current assets                          --          3,336,833            351,226                --          3,688,059
                                      -------------      -------------      -------------     -------------      -------------

         Total Current Assets            29,491,369        150,234,435         36,949,389        (6,277,153)       210,398,040

PROPERTY, PLANT &
   EQUIPMENT- NET                                --        315,739,770         51,430,456          (250,000)       366,920,226

OTHER ASSETS

   Cash surrender value
     of life insurance                           --          1,990,892                 --                --          1,990,892
   Deposits                                      --         10,716,360                 --                --         10,716,360
   Investment in and advances
   to affiliates                        337,670,382       (271,963,985)                --       (65,706,397)                --
   Capitalized loan costs                 1,024,917          8,516,806                 --                --          9,541,723
   Intangible assets                             --          3,527,915          2,901,553                --          6,429,468
   Deferred tax asset - long term          (429,556)           429,556                 --                --                 --
   Prepaids                                      --            936,658                 --                --            936,658
   Sundry                                        --          5,001,699            264,946        (5,000,000)           266,645
                                      -------------      -------------      -------------     -------------      -------------
         Total Other Assets             338,265,743       (240,844,099)         3,166,499       (70,706,397)        29,881,746
                                      -------------      -------------      -------------     -------------      -------------
           Total Assets               $ 367,757,112      $ 225,130,106      $  91,546,344     $ (77,233,550)     $ 607,200,012
                                      =============      =============      =============     =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                  (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 1, 2003

                                                           GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                                       PARENT TOTAL       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTAL
                                      -------------      -------------      -------------      -------------      -------------
CURRENT LIABILITIES

   Accounts payable                   $      17,159      $  85,093,312      $  36,292,095      $  (6,277,153)     $ 115,125,413
   Current portion of long
   term obligation                               --          2,970,955            852,392                 --          3,823,347
   Taxes other than income                       --          4,006,848            734,059                 --          4,740,907
   Other accrued expenses                10,207,937         17,755,822          1,345,770                 --         29,309,529
    Income taxes                           (168,440)         1,531,811                 --                 --          1,363,371
                                      -------------      -------------      -------------      -------------      -------------

     Total Current Liabilities           10,056,656        111,358,748         39,224,316         (6,277,153)       154,362,567

SENIOR NOTES                            325,701,807         (3,231,599)                --                 --        322,470,208

LONG-TERM OBLIGATIONS                            --          5,562,807         60,038,740         (5,000,000)        60,601,547

DEFERRED INCOME TAXES                   (17,253,098)        31,211,098          2,525,000                 --         16,483,000

OTHER NON-CURRENT
LIABILITIES                                      --          3,480,939            550,004                 --          4,030,943

OBLIGATIONS UNDER
STOCK BONUS PLAN                          8,306,882                 --                 --                 --          8,306,882

STOCKHOLDERS'
EQUITY (DEFICIT)                         40,944,865         76,748,113        (10,791,716)       (65,956,397)        40,944,865
                                      -------------      -------------      -------------      -------------      -------------
     Total Liabilities and
       Stockholders' Equity           $ 367,757,112      $ 225,130,106      $  91,546,344      $ (77,233,550)     $ 607,200,012
                                      =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE THREE MONTHS ENDED JANUARY 31, 2004


                                                   GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                               PARENT TOTAL       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTAL
                              -------------      -------------      -------------      -------------      -------------
Revenues                      $          --      $ 197,217,215      $  28,815,554      $     (65,141)     $ 225,967,628

Cost and expenses                        --        173,825,008         29,846,913           (115,893)       203,556,028
                              -------------      -------------      -------------      -------------      -------------
  Gross profit (loss)                    --         23,392,207         (1,031,359)            50,752         22,411,600

Selling, general and
administrative expenses             202,862         17,198,789          1,996,407                 --         19,398,058
                              -------------      -------------      -------------      -------------      -------------
      Operating (loss) profit      (202,862)         6,193,418         (3,027,766)            50,752          3,013,542

Other expense (income)
  Equity in loss (earnings)
   of affiliates                  5,290,996            829,618                 --         (6,120,614)                --
  Interest expense                7,898,941            133,708            951,517            (40,002)         8,944,164
  Interest income                (8,072,756)         7,951,245            (16,959)            40,002            (98,468)
  Royalty income                         --           (159,074)                --                 --           (159,074)
  Gain on foreign currency
  translation                            --                 --           (271,015)                --           (271,015)
  Sundry income                    (135,000)           (77,635)            (4,387)                --           (217,022)
                              -------------      -------------      -------------      -------------      -------------
                                  4,982,181          8,677,862            659,156         (6,120,614)         8,198,585
                              -------------      -------------      -------------      -------------      -------------
(Loss) earnings before
  income taxes                   (5,185,043)        (2,484,444)        (3,686,922)         6,171,366         (5,185,043)

Income taxes                     (1,610,000)                --                 --                 --         (1,610,000)
                              -------------      -------------      -------------      -------------      -------------
      Net (loss) earnings     $  (3,575,043)     $  (2,484,444)     $  (3,686,922)     $   6,171,366      $  (3,575,043)
                              =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                  (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED FEBRUARY 1, 2003

                                                   GUARANTOR        NONGUARANTOR                          CONSOLIDATED
                               PARENT TOTAL       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTAL
                              -------------      -------------      -------------      -------------      -------------
Revenues                      $          --      $ 180,044,685      $  21,843,435      $  (2,343,319)     $ 199,544,801

Cost and expenses                        --        156,603,760         20,199,859         (2,073,319)       174,730,300
                              -------------      -------------      -------------      -------------      -------------
   Gross profit (loss)                   --         23,440,925          1,643,576           (270,000)        24,814,501

Selling, general and
 administrative expenses             94,911         16,409,230          1,451,817           (270,000)        17,685,958
                              -------------      -------------      -------------      -------------      -------------
   Operating (loss) profit          (94,911)         7,031,695            191,759                 --          7,128,543

Other expense (income)
Equity in loss (earnings)
 of affiliates                    1,723,634            199,889                 --         (1,923,523)                --
Interest expense                  8,657,478            590,071          1,085,787            (45,505)        10,287,831
Interest income                  (7,519,138)         7,255,934            (79,840)            45,505           (297,539)
Royalty income                           --           (212,505)                --                 --           (212,505)
Loss on foreign currency
 translation                             --                 --            189,312                 --            189,312
Sundry (income) loss               (135,000)           122,381             (4,052)                --            (16,671)
                              -------------      -------------      -------------      -------------      -------------
                                  2,726,974          7,955,770          1,191,207         (1,923,523)         9,950,428
                              -------------      -------------      -------------      -------------      -------------
(Loss) earnings before
  income taxes                   (2,821,885)          (924,075)          (999,448)         1,923,523         (2,821,885)

Income taxes                     (1,001,000)                --                 --                 --         (1,001,000)
                              -------------      -------------      -------------      -------------      -------------
   Net (loss) earnings        $  (1,820,885)     $    (924,075)     $    (999,448)     $   1,923,523      $  (1,820,885)
                              =============      =============      =============      =============      =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                  (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004


                                                                GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                            PARENT TOTAL      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS          TOTAL
                                            ------------      ------------      ------------      ------------      ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net cash provided by
      operating activities                  $  1,142,252      $  3,502,718      $  2,745,213      $         --      $  7,390,183

CASH FLOWS (USED IN) PROVIDED
BY INVESTING ACTIVITIES

Acquisition of property
  and equipment                                       --       (36,708,081)       (1,809,900)               --       (38,517,981)
Proceeds from sale of equipment                       --           797,669                --                --           797,669
Investment in and advances
  to affiliates                              (14,000,000)         (210,169)               --        14,210,169                --
Acquisition of intangible assets                      --        (4,512,500)               --                --        (4,512,500)
                                            ------------      ------------      ------------      ------------      ------------
    Net cash (used in) provided
      by investing activities                (14,000,000)      (40,633,081)       (1,809,900)       14,210,169       (42,232,812)

CASH FLOWS PROVIDED BY
(USED IN) FINANCING ACTIVITIES
    Net borrowings (repayments)
      under revolving credit facility                 --        14,971,953          (290,569)               --        14,681,384
    Principal payments on long-term
      obligations                                     --        (1,660,495)         (474,063)               --        (2,134,558)
    Proceeds from long-term obligations               --        14,000,000           226,519       (14,000,000)          226,519
      Capital increases                               --                --           210,169          (210,169)               --
                                            ------------      ------------      ------------      ------------      ------------
    Net cash provided by
      (used in) financing activities                  --        27,311,458          (327,944)      (14,210,169)       12,773,345
                                            ------------      ------------      ------------      ------------      ------------
Net (decrease) increase in cash              (12,857,748)       (9,818,905)          607,369                --       (22,069,284)

Cash and cash equivalents at
the beginning of the year                     23,104,119        12,750,772         1,423,515                --        37,278,406
                                            ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at
the end of the period                       $ 10,246,371      $  2,931,867      $  2,030,884      $         --      $ 15,209,122
                                            ============      ============      ============      ============      ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                   (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED FEBRUARY 1, 2003

                                                                  GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                               PARENT TOTAL      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS          TOTAL
                                               ------------      ------------      ------------      ------------      ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

    Net cash provided by (used in)
      operating activities                     $    170,075      $ 10,113,233      $ (2,434,918)     $         --      $  7,848,390

CASH FLOWS (USED IN) PROVIDED
 BY INVESTING ACTIVITIES

 Acquisition of property
  and equipment                                          --       (21,301,376)         (497,571)               --       (21,798,947)
 Investment in and advances
  to affiliates                                  (4,100,000)         (400,000)               --         4,500,000                --
                                               ------------      ------------      ------------      ------------      ------------
    Net cash (used in) provided
      by investing activities                    (4,100,000)      (21,701,376)         (497,571)        4,500,000       (21,798,947)

CASH FLOWS PROVIDED BY
(USED IN) FINANCING ACTIVITIES

 Net borrowings under revolving
   credit facility                                       --                --         1,842,377                --         1,842,377
 Principal payments on long-term
    obligations                                          --        (1,032,965)       (1,052,804)               --        (2,085,769)
 Proceeds from long-term obligations                     --         2,500,000                --        (2,500,000)               --
 Capital increases                                       --                --         2,000,000        (2,000,000)               --
                                               ------------      ------------      ------------      ------------      ------------
    Net cash provided by (used in)
      financing activities                               --         1,467,035         2,789,573        (4,500,000)         (243,392)
                                               ------------      ------------      ------------      ------------      ------------
Net decrease in cash                             (3,929,925)      (10,121,108)         (142,916)               --       (14,193,949)

Cash and cash equivalents at
the beginning of the year                        44,619,480        19,388,938         2,187,844                --        66,196,262
                                               ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents at
the end of the period                          $ 40,689,555      $  9,267,830      $  2,044,928      $         --      $ 52,002,313
                                               ============      ============      ============      ============      ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS
                                   (CONTINUED)


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION:

DEPRECIATION AND AMORTIZATION EXPENSE               GUARANTOR      NONGUARANTOR
PERIOD ENDED                                       SUBSIDIARIES    SUBSIDIARIES       TOTAL
-------------------------------------              -----------     -----------     -----------
1/31/04                                            $12,884,036     $ 2,261,477     $15,145,513
                                                   ===========     ===========     ===========

2/1/03                                             $11,171,946     $ 2,406,046     $13,577,992
                                                   ===========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the "Risk Related to Our Business" section, in our Form 10-K for the year ended November 1, 2003, for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

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

                                    OVERVIEW

      Plastipak Holdings, Inc. ("Plastipak") is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. ("Packaging"), Whiteline Express, Ltd. ("Whiteline"), Clean Tech, Inc. ("Clean Tech") and TABB Realty, LLC ("TABB"), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda ("Plastipak Brasil"), through a reorganization (the "Reorganization"). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brasil. In 2003, Plastipak Czech Republic, s.r.o. was established as a wholly-owned subsidiary of Packaging. This entity will serve as a bottle manufacturing facility in Central Europe. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. In 2003, Clean Tech Slovakia, s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia, s.r.o. will serve as a post-consumer recycling operation in Central Europe. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brasil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia, Brazil and produces injection-molded plastic preforms in Manaus, Brazil. Plastipak Brasil also maintains a sales office in Buenos Aires, Argentina. Other than Plastipak Czech Republic, s.r.o., Clean Tech Slovakia, s.r.o. and Plastipak Brasil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

                              RESULTS OF OPERATIONS

      We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended January 31, 2004 and February 1, 2003 were 13 weeks long.

      Listed in the table below are our revenues and related percentages of revenue for the three months ended January 31, 2004 and February 1, 2003 in each of our product categories.

                    CONSOLIDATED REVENUE BY PRODUCT CATEGORY

                                                       Three Months Ended           Three Months Ended
                                                        January 31, 2004             February 1, 2003
                                                        ----------------             ----------------
                                                                  (dollar amounts in thousands)
                                                       2004             %           2003             %
                                                     --------         -----       --------         -----
Carbonated and non-carbonated beverage revenue       $105,049          46.5%      $ 86,826          43.5%
Consumer cleaning revenue                              69,533          30.8         64,125          32.1
Food and processed juice revenue                       27,790          12.3         26,255          13.2
Industrial, agricultural and automotive revenue        12,476           5.5         12,037           6.0
Other revenue (a)                                      11,120           4.9         10,302           5.2
                                                     --------         -----       --------         -----
Total revenue                                        $225,968         100.0%      $199,545         100.0%
                                                     ========         =====       ========         =====

      (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 1, 2003

REVENUE

      Revenue increased 13.2% to $226.0 million for the three months ended January 31, 2004 with unit sales increasing 17.2%. Consistent performance in the U.S. combined with significant gains in Brazil helped drive these results. All business categories posted revenue gains for the first quarter versus the same period in 2003 with the largest growth coming from our carbonated and non-carbonated beverage category, which represented 21.0% growth for the period. Revenues in Brazil increased significantly during the period with revenue up over 30% and unit sales increasing 34.5%. In the U.S., volume gains were attributable primarily to the addition of new products and new customers served by our new manufacturing facilities in Florida and Alabama. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business. In addition, using industry standard price data, we estimate that higher resin prices resulted in approximately a $10.0 million increase in revenues for the three months ended January 31, 2004.

      Revenue and unit sales increases and decreases by product category are discussed more specifically below:

      - Carbonated and non-carbonated beverage revenue increased 21.0% to $105.0 million during the three-month period ended January 31, 2004 with unit volume up 20.4% over the same period in 2003. Sales in Brazil were fueled by strong promotional activity by current customers in the region. U.S. sales were driven primarily by continued strength in the water category.

      - Consumer cleaning revenue increased 8.4% to $69.5 million in the first quarter of 2004, with unit volume up over 13.0%. These gains were primarily a result of two factors: new product sales to existing customers during the period that were not shipped in the first quarter of 2003 and the addition of new customers to the sector and the additional volume these customers represented.

      - Our food and processed juice category reported sales increases in both revenue and unit volume for the first quarter compared to the same period of 2003. During the first quarter, unit volume increased 6.6% and sales revenue improved by 5.8%. Areas of strength in this category included squeezable sauces, relishes and other condiments along with juice and specialty drinks.

      - Industrial, agricultural and automotive category revenue increased 3.6% during the first quarter of 2004, while unit volume decreased for the period. For the three months ended January 31, 2004, sales revenue increased to $12.5 million and unit sales softened, decreasing by approximately 6.5%. The changes for the quarter were driven primarily by a continued mix shift to larger multi-quart packages sold primarily through the "big box" retailers and a reduction in the market for small quart sized containers in this category.

      - Other revenue increased 7.9% to $11.1 million. Other revenue, which includes our health, personal care, distilled spirits, freight and other miscellaneous revenue, posted increases in both revenue and sales units during the first quarter 2004 over the same period in 2003. The increase was primarily attributable to increases in freight and other miscellaneous revenue. In addition, revenue from the sales of distilled spirit containers contributed approximately $0.3 million to the increase in other revenue. This increase was primarily a result of increases in our shipments of distilled spirit containers as the market trend shifts back towards distilled spirits and away from wine and beer.

GROSS PROFIT

      Gross profit decreased 9.7% to $22.4 million for the three-month period ended January 31, 2004. Gross profit was adversely affected by customer price reductions implemented to extend customer contracts. During the first quarter of 2004, these price reductions were approximately $4.9 million. We have not been able, through efficiencies in production to date, to offset price reductions implemented. The decrease in gross profit was also attributable to increased operating costs of approximately $1.2 million associated with the start-up of several new product lines. A decrease in operating performance related to our South American operations contributed to the decrease as well. Gross profit as a percent of revenue decreased to 9.9% as compared to 12.4% in the prior period. The erosion of gross profit as a percentage of revenue was due to the factors mentioned above and due to higher resin costs that increased revenue without increasing associated gross profit.

      Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have firm pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, we have been notified of resin price increases which will take effect in the second quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses (SG&A) for the three months ended January 31, 2004 increased 9.7% to $19.4 million. As a percentage of revenue, selling, general and administrative expenses decreased to 8.6% for the three months ended January 31, 2004 from 8.9% for the three months ended February 1, 2003. Increases in compensation, benefits and travel expenses of approximately $1.1 million were the primary factors contributing to the change. Increases in insurance, legal, taxes and professional fees contributed approximately $0.6 million to the increase in SG&A.

INTEREST EXPENSE

      Interest expense decreased $1.3 million to $8.9 million for the three-month period ended January 31, 2004, as compared to $10.2 million for the three-month period ended February 1, 2003. The decrease in interest expense was primarily attributable to interest earned from interest rate swaps, an increase in capitalized interest and a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

      Other income increased by $0.4 million to $0.7 million for the three-month period ended January 31, 2004. The increase was related to a decrease of $0.5 million in foreign currency exchange rate losses and a gain of approximately $0.1 million on the disposition and sale of fixed assets offset by a decrease in interest income of $0.2 million.

INCOME TAX BENEFIT

      Provision for income taxes was a $1.6 million benefit for the three months ended January 31, 2004 as compared to a $1.0 million benefit for the three months ended February 1, 2003. Loss before income taxes was $5.2 million in the first quarter of 2004 compared to $2.8 million in the first quarter of 2003. The effective rate was 31.1% in the first quarter of 2004 as compared to 35.5% in the first quarter of 2003.

NET LOSS

      Net loss increased by $1.8 million from a net loss of $1.8 million for the three-month period ended February 1, 2003 to a net loss of $3.6 million for the three-month period ended January 31, 2004. A decrease in gross profit and an increase in selling, general and administrative expenses offset by a decrease in interest expense along with other factors mentioned above resulted in an increase in net losses over the prior period.

                               FINANCIAL CONDITION

      We intend to expand our business, both domestically and internationally. We have a significant amount of financing capacity to fund the continued growth of our business. Past expenditures have been used to maintain equipment and expand capacity for revenue growth. These expenditures were funded with cash flow from operations, bank debt and additional operating and capital leases. Future capital expenditures will be used in the same manner as past expenditures.

      During the three months ended January 31, 2004, we spent approximately $38.5 million and assumed $7.9 million in capital lease obligations to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $120.0 million in fiscal 2004 and $70.0 million in 2005.

      We continue to use technology that will allow us to pursue opportunities in the condiment, sauce and beverage markets. South America provides significant opportunities with our current customer base. Additionally, we are in the early stages of establishing three facilities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o., and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. will serve as a bottle manufacturing facility. Plastipak Slovakia will serve as the technical and design center and provide sales, marketing and administrative services for Central Europe. We believe this to be one of, if not the only dedicated rigid packaging technical center, located in Central Europe. Our search is underway for top engineers and graphic designers to assist us in the development of new Slovak suppliers for machinery parts, machinery development, and bottle design. We expect to invest approximately $3.6 million in this project.

      Clean Tech Slovakia s.r.o. has completed our negotiations with the city of Kechnec, in their modern industrial park, for a parcel of land on which to construct a world class recycling operation for PET and HDPE resins. The initial phase of this project will include a building of approximately 7,500 sq. meters and an investment of approximately $15.0 million contingent upon the amount of funds received from a government grant from a recycling fund established by the Slovakian government. This initial phase will be able to recycle over 14,000 metric tons of plastic bottles. Further expansion is planned for PET preforms and additional recycling, subject to certain standard incentives discussions that are ongoing. Our employment during this initial phase will employ 50 to 60 people, which is also subject to considerable growth with planned expansions. Our expansions will allow Slovakia to be a net exporter of high grade, recycled plastics and a true technology leader to neighboring European Union members.

      We had positive cash flow from operating activities of $7.4 million, which in part funded our capital expenditures of approximately $38.5 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

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

                                    INFLATION

      We use large quantities of plastic resins in manufacturing our products. These resins accounted for a major portion of our cost of goods sold in the three-month period ended January 31, 2004, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

      In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the euro as compared to the U.S. dollar may impact start-up costs associated with our new facilities in Central Europe. For the three months ended January 31, 2004, exchange rate fluctuations resulted in a gain of approximately $0.3 million.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided from operating activities decreased by 5.8% to $7.4 million for the three months ended January 31, 2004 as compared to the three months ended February 1, 2003. The decrease in cash was primarily due to a decrease in operating performance of $1.8 million over the prior period. The decrease is also due to adjusted net working capital and other asset and liability changes of $0.6 million for the three months ended January 31, 2004. An increase of $1.9 million in non-cash expenses that include items such as depreciation, amortization and foreign currency translation (gain)/loss offset the decrease in operating performance and changes in adjusted net working capital and other asset and liability changes.

      Net cash used in investing activities was $42.2 million and $21.8 million for the three months ended January 31, 2004 and February 1, 2003, respectively. Investing activities were primarily attributable to the acquisition of property, plant and equipment. For the three months ended January 31, 2004 and February 1, 2003, property, plant and equipment acquisitions were $38.5 million and $21.8 million, respectively. During the first quarter of 2004, we also acquired $4.5 million in intangible assets related to the extension of customer contracts.

      Net cash provided by (used in) financing activities was $12.8 million and ($0.2) million for the three months ended January 31, 2004 and February 1, 2003, respectively. During the first quarter of 2004, we borrowed approximately $14.9 million which was primarily used to fund capital expenditures.

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

      The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. During fiscal 2003 we used the net proceeds from the September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

      In conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement effective August 20, 2001 which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of January 31, 2004, $57.6 million and $15.0 million in letters of credit and borrowings, respectively, were outstanding under the Amended Credit Agreement and we had $77.4 million available for borrowing subject to covenant restrictions.

      Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum
1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.25 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of January 31, 2004, we were in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

      Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

                                        THREE MONTHS ENDED                  YEARS ENDED               LAST TWELVE MONTHS (LTM)
                                        ------------------                  -----------               ------------------------
                                   JANUARY 31,      FEBRUARY 1,      NOVEMBER 1,     NOVEMBER 2,     JANUARY 31,     FEBRUARY 1,
                                      2004             2003             2003             2002           2004            2003
                                  ------------     ------------     ------------    ------------    ------------    ------------
Net earnings (loss) earnings
(per GAAP basis)                  $ (3,575,043)    $ (1,820,885)    $  4,361,056    $  8,592,810    $  2,606,898    $  7,264,425
Income tax expense                  (1,610,000)      (1,001,000)       4,543,000       4,831,000       3,934,000       4,135,000
Interest expense                     8,944,166       10,287,831       36,902,209      35,099,265      35,558,544      36,254,339
Depreciation                        13,976,288       11,961,199       49,859,253      44,070,064      51,874,342      45,503,262
Amortization                         1,169,225        1,616,792        6,490,262       3,947,529       6,042,695       4,575,536
                                  ------------     ------------     ------------    ------------    ------------    ------------
EBITDA                            $ 18,904,636     $ 21,043,937     $102,155,780    $ 96,540,668    $100,016,479    $ 97,732,562
                                  ============     ============     ============    ============    ============    ============

      We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of January 31, 2004.

                                                                        PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------------------
                                                            LESS THAN 1           1-3               3-5           MORE THAN
CONTRACTUAL CASH OBLIGATIONS                 TOTAL             YEAR              YEARS             YEARS           5 YEARS
----------------------------             ------------      ------------      ------------      ------------      ------------
Long Term Debt Obligations               $ 55,252,371      $    813,367      $ 54,439,004      $         --      $         --
Capital Lease Obligations                  14,578,735         3,921,520         9,392,176         1,265,039                --
Operating Lease Obligations                53,554,333        20,773,076        29,553,326         3,227,931                --
Capital Expenditure Commitments            26,353,000        26,353,000                --                --                --
Revolving Credit Facility (a)              14,971,953                --        14,971,953                --                --
Salary Continuation Plan                    3,857,732                --                --                --         3,857,732
Obligations Under Stock Bonus Plans         8,589,048                --                --                --         8,589,048
Senior Notes                              325,000,000                --                --                --       325,000,000
                                         ------------      ------------      ------------      ------------      ------------
Total Contractual Cash Obligations       $502,157,172      $ 51,860,963      $108,356,459      $  4,492,970      $337,446,780
                                         ============      ============      ============      ============      ============

                                                               COMMITMENT EXPIRATION BY PERIOD
                                                               -------------------------------
                                                      LESS THAN            1-3               3-5            MORE THAN
                                       TOTAL            1 YEAR            YEARS             YEARS            5 YEARS
                                   ------------      ------------      ------------      ------------      ------------
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit          $ 57,648,748      $ 57,648,748      $         --      $         --      $         --
Revolving Credit Facility (b)        77,379,299                --        77,379,299                --                --
                                   ------------      ------------      ------------      ------------      ------------
Total Commercial Commitments       $135,028,047      $ 57,648,748      $ 77,379,299      $         --      $         --
                                   ============      ============      ============      ============      ============

      (a) The revolving credit facility's actual outstanding balance as of January 31, 2004. The revolving credit facility expires in August 2006.

      (b) The revolving credit facility's unused borrowing balance as of January 31, 2004.

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

      Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of January 31, 2004, we had approximately $15.2 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                          CRITICAL ACCOUNTING POLICIES

      Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please refer to Note A of our annual audited financial statements included in the "Financial Statements and Supplementary Data" section, in our Form 10-K for the year ended November 1, 2003, for a description of our significant accounting policies. These accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

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

                     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The adoption of this standard did not have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

      At January 31, 2004 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

      On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of January 31, 2004, we recorded an increase of $2,566,464 in other accrued expenses to recognize the decrease in fair value of the swap and a $2,566,464 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

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

                              PLASTIPAK HOLDINGS, INC.

Dated:  March 16, 2004        By:   /s/ William C. Young
                                    --------------------
                                    William C. Young
                                    President and Chief Executive Officer

                              By:   /s/ Michael J. Plotzke_
                                    -----------------------
                                    Michael J. Plotzke,
                                    Treasurer and Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
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