Form 10-Q
period 2004-05-01
PLASTIPAK HOLDINGS INC
filed 2004-06-15
CIK 1161738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the quarterly period ended May 1, 2004

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

The number of shares of the registrant's common stock, $1.00 par value, outstanding as of May 1, 2004 was 28,316.

                            PLASTIPAK HOLDINGS, INC.
                                 FORM 10-Q INDEX

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION ....................................................................      1

    Item 1.  Financial Statements..................................................................      1

             Condensed Consolidated Balance Sheets as of May 1, 2004 (unaudited)
             and November 1, 2003 .................................................................      1

             Condensed Consolidated Statements of Earnings (unaudited) for the
             Three Month and Six Month Periods Ended May 1, 2004 and May 3, 2003...................      3

             Condensed Consolidated Statements of Cash Flows (unaudited) for the
             Six Months Ended May 1, 2004 and May 3, 2003..........................................      4

             Notes to Condensed Consolidated Financial Statements..................................      6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................................     20

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     30

    Item 4.  Controls and Procedures...............................................................     31

PART II - OTHER INFORMATION .......................................................................     31

    Item 1.  Legal Proceedings.....................................................................     31

    Item 6.  Exhibits and Reports on Form 8-K......................................................     32

SIGNATURES ........................................................................................     33

10-Q EXHIBIT INDEX.................................................................................     34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               MAY 1,        NOVEMBER 1,
                                                                2004            2003
                                                                ----            ----
                                                             (UNAUDITED)
                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                  $  8,096,150    $ 37,278,406
 Accounts Receivable
  Trade (net of allowance of $3,026,649 and $2,541,820
   at May 1, 2004 and November 1, 2003)                       57,525,266      54,531,831
  Related parties                                              7,972,350       7,202,753
                                                            ------------    ------------

                                                              65,497,616      61,734,584

 Inventories                                                  96,253,167      90,020,742
 Prepaid expenses                                             11,970,151      13,039,269
 Prepaid federal income taxes                                  2,551,175       2,793,980
 Deferred income taxes                                         2,686,000       1,843,000
 Other current assets                                          3,330,079       3,688,059
                                                            ------------    ------------

   Total Current Assets                                      190,384,338     210,398,040

PROPERTY, PLANT & EQUIPMENT- NET                             407,706,462     366,920,226

OTHER ASSETS
 Cash surrender value of life insurance                        1,990,892       1,990,892
 Deposits                                                     11,760,054      10,716,360
 Capitalized loan costs (net of accumulated amortization
  of $4,309,469 and $3,449,524 at May 1, 2004
  and November 1, 2003)                                        8,681,779       9,541,723
 Intangible assets (net of accumulated amortization of
  of $5,525,882 and $4,937,791 at May 1, 2004
  and November 1, 2003)                                        9,673,877       6,429,468
 Prepaids                                                        864,241         936,658
 Sundry                                                          339,975         266,645
                                                            ------------    ------------

   Total Other Assets                                         33,310,818      29,881,746
                                                            ------------    ------------

     Total Assets                                           $631,401,618    $607,200,012
                                                            ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 MAY 1,        NOVEMBER 1,
                                                                  2004           2003
                                                              ------------    ------------
                                                               (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                                     $122,196,217    $115,125,413
 Current portion of long term obligation                         4,983,960       3,823,347
 Accrued liabilities
  Taxes other than income                                        6,214,753       4,740,907
  Other accrued expenses                                        33,449,508      29,309,529
  Income taxes                                                   1,351,436       1,363,371
                                                              ------------    ------------

    Total Current Liabilities                                  168,195,874     154,362,567

SENIOR NOTES (NET OF UNAMORTIZED PREMIUM AND
 FV OF SWAPS OF $2,0,77,044 AND ($5,764,638) AT MAY 1,
 2004 AND $2,218,660 AND ($4,748,452) AT NOVEMBER 1, 2003)     321,312,405     322,470,208

LONG-TERM OBLIGATIONS                                           66,217,561      60,601,547

DEFERRED INCOME TAXES                                           19,712,000      16,483,000

OTHER NON-CURRENT LIABILITIES                                    4,458,568       4,030,943

OBLIGATIONS UNDER STOCK BONUS PLANS                              9,259,447       8,306,882

STOCKHOLDERS' EQUITY
 Common stock, no par value, 60,000 shares authorized;
  28,316 shares issued and outstanding                              28,316          28,316
 Retained earnings                                              42,217,447      40,916,549
                                                              ------------    ------------

    Total Stockholders' Equity                                  42,245,763      40,944,865
                                                              ------------    ------------

      Total Liabilities and Stockholders' Equity              $631,401,618    $607,200,012
                                                              ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                      ------------------                   ----------------
                                    MAY 1,           MAY 3,            MAY 1,            MAY 3,
                                     2004             2003              2004              2003
                                     ----             ----              ----              ----
                                 (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenues                        $ 251,212,178     $ 227,328,604     $ 477,179,806     $ 426,873,405

Cost and expenses                 214,179,373       189,789,851       417,735,401       364,520,151
                                -------------     -------------     -------------     -------------

         Gross profit              37,032,805        37,538,753        59,444,405        62,353,254

Selling, general and
 administrative expenses           20,072,170        19,176,906        39,470,228        36,862,864
                                -------------     -------------     -------------     -------------

        Operating profit           16,960,635        18,361,847        19,974,177        25,490,390

Other expense (income)
 Interest expense                   8,773,466         8,731,773        17,717,630        19,019,604
 Interest income                     (267,253)         (261,663)         (365,721)         (559,202)
 Royalty income                      (217,972)         (367,741)         (377,046)         (580,246)
 Loss on foreign
  currency translation                283,419           597,113            12,404           786,425
 Sundry expense (income)               64,552           (17,914)         (152,470)          (34,585)
                                -------------     -------------     -------------     -------------

                                    8,636,212         8,681,568        16,834,797        18,631,996
                                -------------     -------------     -------------     -------------

Earnings before income taxes        8,324,423         9,680,279         3,139,380         6,858,394

Income tax expense (benefit)
 Current                              106,000         1,701,000          (981,000)        1,701,000
 Deferred                           2,909,000         1,558,000         2,386,000           557,000
                                -------------     -------------     -------------     -------------

                                    3,015,000         3,259,000         1,405,000         2,258,000

                                -------------     -------------     -------------     -------------

Net earnings                    $   5,309,423     $   6,421,279     $   1,734,380     $   4,600,394
                                =============     =============     =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                               ----------------
                                                                            MAY 1,           MAY 3,
                                                                             2004             2003
                                                                             ----             ----
                                                                          (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income
 Adjustments to reconcile net income to                                  $  1,734,380     $  4,600,394
  net cash provided by operating activities:
   Depreciation and amortization                                           31,418,928       27,168,479
   Amortization of net premium on Senior Notes                               (141,619)        (141,617)
   Bad debt expense                                                           602,082          494,712
   Deferred salaries                                                          489,139          193,800
   Gain on sale of equipment                                                  (56,631)        (200,533)
   Deferred tax expense                                                     2,386,000          557,000
   Restricted stock option - compensation                                     519,083          920,377
   Foreign currency translation (gain) loss                                   (90,262)         931,839
   Change in assets and liabilities:
     Increase in accounts receivable                                       (4,365,114)      (2,279,438)
     Increase in inventories                                               (6,232,425)     (11,267,819)
     Decrease (increase) in prepaid expenses and other current assets       1,211,515          (75,488)
     Decrease in prepaid federal income taxes                                 242,805        1,873,573
     Increase in other liabilities                                          4,535,814          387,491
     (Increase) decrease in deposits                                       (1,043,694)         726,678
     Increase in accounts payable                                           7,070,804        2,873,778
     Increase in sundry other assets                                          (73,330)        (246,070)
     Decrease in income taxes                                                 (11,935)         (12,802)
                                                                         ------------     ------------
       Net cash provided by operating activities                           38,195,540       26,504,354

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
 Acquisition of property and equipment                                    (62,799,402)     (55,834,431)
 Proceeds from sale of equipment                                              815,219          557,733
 Acquisition of intangible assets                                          (4,512,500)        (275,000)
                                                                         ------------     ------------
       Net cash used in investing activities                              (66,496,683)     (55,551,698)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Net borrowings under revolving credit facility                             1,634,585          371,485
 Principal payments on long-term obligations                               (3,133,736)      (3,373,107)
 Proceeds from long-term obligations                                          618,038                -
                                                                         ------------     ------------
       Net cash used in financing activities                                 (881,113)      (3,001,622)
                                                                         ------------     ------------

Net decrease in cash and cash equivalents                                 (29,182,256)     (32,048,966)
Cash and cash equivalents at beginning of the year                         37,278,406       66,196,262
                                                                         ------------     ------------
Cash and cash equivalents at end of the period                           $  8,096,150     $ 34,147,296
                                                                         ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

                                                             MAY 1,         MAY 3,
                                                              2004           2003
                                                              ----           ----
                                                           (UNAUDITED)    (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                $20,313,000    $20,084,000
                                                           ===========    ===========

     Cash paid for income taxes                            $         -    $   723,000
                                                           ===========    ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of equipment through the assumption of
          long-term obligations                            $ 7,748,000    $ 4,558,000
                                                           ===========    ===========

     Increase in Obligation Under Stock Bonus Plan         $   433,000    $ 1,071,000
                                                           ===========    ===========

     Decrease in fair value of interest rate swaps         $ 1,016,000    $ 2,177,000
                                                           ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the six months ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending October 30, 2004.

      These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 29, 2004.

Reclassifications

      Certain reclassifications have been made to the 2003 financial information in order for them to conform to the classifications at May 1, 2004.

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

NOTE B - FISCAL PERIOD

      Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak's fiscal period ends on the Saturday closest to October 31. The three month periods ended May 1, 2004 and May 3, 2003 contained 13 weeks. The six month periods ended May 1, 2004 and May 3, 2003 contained 26 weeks.

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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

NOTE D - INVENTORIES

Inventories consisted of the following at:

                      MAY 1,       NOVEMBER 1,
                       2004           2003
                       ----           ----
Raw Materials       $35,203,716    $34,835,429
Finished Goods       47,260,552     41,984,322
Parts & Supplies     13,788,899     13,200,991
                    -----------    -----------

                    $96,253,167    $90,020,742
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

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - CONTINUED

      On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of May 1, 2004, the Company recorded an increase of $5,764,638 in other accrued expenses to recognize the fair value of the swap and a $5,764,638 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedged liability.

NOTE G - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS

      The Senior Notes are unsecured, and guaranteed by each of Plastipak's current and future material domestic subsidiaries.

      The following condensed consolidating financial information presents:

      (1) Condensed consolidating balance sheets as of May 1, 2004 and November 1, 2003, statements of operations for the three months and six months ended May 1, 2004 and May 3, 2003 and statements of cash flows for the six months ended May 1, 2004 and May 3, 2003 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

      (2) Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American Operating Segment) and nonguarantor (South American Operating Segment and European Operating Segment) subsidiaries.

      Each subsidiary guarantor is wholly-owned by Plastipak, all guarantees are full and unconditional and all guarantees are joint and several.

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                AS OF MAY 1, 2004

                                      PARENT          GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                       TOTAL         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                      ------         ------------      ------------      ------------         -----
CURRENT ASSETS
 Cash                             $   2,050,988     $   2,988,398     $   3,056,764                       $   8,096,150
 Accounts receivable                  8,127,613        52,166,136        11,513,997        (6,310,130)       65,497,616
 Inventories                                  -        80,648,811        15,604,356                          96,253,167
 Prepaid expenses                             -         6,399,097         5,571,054                          11,970,151
 Prepaid federal income taxes         1,956,392           498,234            96,549                           2,551,175
 Deferred income taxes               (2,836,000)        2,997,000         2,525,000                           2,686,000
 Other current assets                         -         2,304,009         1,026,070                           3,330,079
                                  -------------     -------------     -------------     -------------     -------------

   Total Current Assets               9,298,993       148,001,685        39,393,790        (6,310,130)      190,384,338

PROPERTY, PLANT &
 EQUIPMENT- NET                               -       357,531,008        50,325,454          (150,000)      407,706,462

OTHER ASSETS
 Cash surrender value
  of life insurance                           -         1,990,892                 -                 -         1,990,892
 Deposits                                     -        11,760,054                 -                 -        11,760,054
 Investment in and advances
  to affiliates                     363,129,837      (295,361,131)                -       (67,768,706)                -
 Capitalized loan costs                 959,497         7,722,282                 -                           8,681,779
 Intangible assets                            -         7,386,420         2,287,457                 -         9,673,877
 Deferred tax asset -long term         (429,556)          429,556                 -                 -                 -
 Prepaids                                     -           864,241                 -                 -           864,241
 Sundry                                       -         6,200,000           339,975        (6,200,000)          339,975
                                  -------------     -------------     -------------     -------------     -------------

   Total Other Assets               363,659,778      (259,007,686)        2,627,432       (73,968,706)       33,310,818
                                  -------------     -------------     -------------     -------------     -------------

     Total Assets                 $ 372,958,771     $ 246,525,007     $  92,346,676     $ (80,428,836)    $ 631,401,618
                                  =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                                AS OF MAY 1, 2004

                                    PARENT          GUARANTOR       NONGUARANTOR                         CONSOLIDATED
                                    TOTAL         SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                    -----         ------------      ------------       ------------         -----
CURRENT LIABILITIES
 Accounts payable               $           -     $  90,522,905     $  37,966,227     $  (6,292,915)    $ 122,196,217
 Current portion of long
  term obligation                           -         4,044,061           939,899                           4,983,960
 Taxes other than income                    -         4,905,187         1,309,566                           6,214,753
 Other accrued expenses            11,308,367        18,936,460         3,222,645           (17,964)       33,449,508
 Income taxes                        (168,440)        1,519,876                 -                           1,351,436
                                -------------     -------------     -------------     -------------     -------------

   Total Current Liabilities       11,139,927       119,928,489        43,438,337        (6,310,879)      168,195,874

SENIOR NOTES                      324,337,732        (3,025,327)                -                 -       321,312,405

LONG-TERM OBLIGATIONS                       -        10,791,434        61,626,127        (6,200,000)       66,217,561

DEFERRED INCOME TAXES             (14,024,098)       31,211,098         2,525,000                 -        19,712,000

OTHER NON-CURRENT
 LIABILITIES                                -         3,966,774           491,794                 -         4,458,568

OBLIGATIONS UNDER
 STOCK BONUS PLAN                   9,259,447                 -                 -                 -         9,259,447

STOCKHOLDERS'
 EQUITY (DEFICIT)                  42,245,763        83,652,539       (15,734,582)      (67,917,957)       42,245,763
                                -------------     -------------     -------------     -------------     -------------

     Total Liabilities and
      Stockholders' Equity      $ 372,958,771     $ 246,525,007     $  92,346,676     $ (80,428,836)    $ 631,401,618
                                =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET

                             AS OF NOVEMBER 1, 2003

                                       PARENT          GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                       TOTAL         SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS          TOTAL
                                       -----         ------------       ------------    ------------          -----
CURRENT ASSETS
 Cash                              $  23,104,119     $  12,750,772     $   1,423,515    $           -     $  37,278,406
 Accounts receivable                   9,090,858        47,835,342        11,085,537       (6,277,153)       61,734,584
 Inventories                                   -        71,520,128        18,500,614                -        90,020,742
 Prepaid expenses                              -        10,075,312         2,963,957                -        13,039,269
 Prepaid federal income taxes            975,392         1,719,048            99,540                -         2,793,980
 Deferred income taxes                (3,679,000)        2,997,000         2,525,000                -         1,843,000
 Other current assets                          -         3,336,833           351,226                -         3,688,059
                                   -------------     -------------     -------------    -------------     -------------

   Total Current Assets               29,491,369       150,234,435        36,949,389       (6,277,153)      210,398,040

PROPERTY, PLANT &
 EQUIPMENT- NET                                -       315,739,770        51,430,456         (250,000)      366,920,226

OTHER ASSETS
 Cash surrender value
  of life insurance                            -         1,990,892                 -                -         1,990,892
 Deposits                                      -        10,716,360                 -                -        10,716,360
 Investment in and advances
  to affiliates                      337,670,382      (271,963,985)                -      (65,706,397)                -
 Capitalized loan costs                1,024,917         8,516,806                 -                -         9,541,723
 Intangible assets                             -         3,527,915         2,901,553                -         6,429,468
 Deferred tax asset - long term         (429,556)          429,556                 -                -                 -
 Prepaids                                      -           936,658                 -                -           936,658
 Sundry                                        -         5,001,699           264,946       (5,000,000)          266,645
                                   -------------     -------------     -------------    -------------     -------------

   Total Other Assets                338,265,743      (240,844,099)        3,166,499      (70,706,397)       29,881,746
                                   -------------     -------------     -------------    -------------     -------------

     Total Assets                  $ 367,757,112     $ 225,130,106     $  91,546,344    $ (77,233,550)    $ 607,200,012
                                   =============     =============     =============    =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                CONDENSED CONSOLIDATING BALANCE SHEET - CONTINUED

                             AS OF NOVEMBER 1, 2003

                                    PARENT          GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                    TOTAL          SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTAL
                                    -----          ------------      ------------      ------------        -----
CURRENT LIABILITIES
 Accounts payable               $      17,159     $  85,093,312     $  36,292,095     $  (6,277,153)    $ 115,125,413
 Current portion of long
  term obligation                           -         2,970,955           852,392                 -         3,823,347
 Taxes other than income                    -         4,006,848           734,059                 -         4,740,907
 Other accrued expenses            10,207,937        17,755,822         1,345,770                 -        29,309,529
 Income taxes                        (168,440)        1,531,811                 -                 -         1,363,371
                                -------------     -------------     -------------     -------------     -------------

   Total Current Liabilities       10,056,656       111,358,748        39,224,316        (6,277,153)      154,362,567

SENIOR NOTES                      325,701,807        (3,231,599)                -                 -       322,470,208

LONG-TERM OBLIGATIONS                       -         5,562,807        60,038,740        (5,000,000)       60,601,547

DEFERRED INCOME TAXES             (17,253,098)       31,211,098         2,525,000                 -        16,483,000

OTHER NON-CURRENT
 LIABILITIES                                -         3,480,939           550,004                 -         4,030,943

OBLIGATIONS UNDER
 STOCK BONUS PLAN                   8,306,882                 -                 -                 -         8,306,882

STOCKHOLDERS'
 EQUITY (DEFICIT)                  40,944,865        76,748,113       (10,791,716)      (65,956,397)       40,944,865
                                -------------     -------------     -------------     -------------     -------------

     Total Liabilities and
      Stockholders' Equity      $ 367,757,112     $ 225,130,106     $  91,546,344     $ (77,233,550)    $ 607,200,012
                                =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS ENDED MAY 1, 2004

                                   PARENT          GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                   TOTAL          SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                   -----          ------------      ------------      ------------         -----
Revenues                       $           -     $ 230,474,726     $  22,559,797     $  (1,822,345)    $ 251,212,178

Cost and expenses                          -       194,859,204        21,192,513        (1,872,344)      214,179,373
                               -------------     -------------     -------------     -------------     -------------

    Gross profit                           -        35,615,522         1,367,284            49,999        37,032,805

Selling, general and
administrative expenses              472,281        17,426,880         2,173,009                 -        20,072,170
                               -------------     -------------     -------------     -------------     -------------

    Operating (loss) profit         (472,281)       18,188,642          (805,725)           49,999        16,960,635

Other expense (income)
 Equity in (earnings) loss
  of affiliates                   (8,223,072)          407,216                 -         7,815,856                 -
 Interest expense                  7,854,497           175,022           783,514           (39,567)        8,773,466
 Interest income                  (8,293,129)        8,224,148          (237,839)           39,567          (267,253)
 Royalty income                            -          (217,972)                -                 -          (217,972)
 Loss on foreign currency
  translation                              -                 -           283,419                 -           283,419
 Sundry (income) expense            (135,000)          211,358           (11,806)                -            64,552
                               -------------     -------------     -------------     -------------     -------------

                                  (8,796,704)        8,799,772           817,288         7,815,856         8,636,212
                               -------------     -------------     -------------     -------------     -------------

Earnings (loss) before
 income taxes                      8,324,423         9,388,870        (1,623,013)       (7,765,857)        8,324,423

Income taxes                       3,015,000                 -                 -                 -         3,015,000
                               -------------     -------------     -------------     -------------     -------------

    Net earnings (loss)        $   5,309,423     $   9,388,870     $  (1,623,013)    $  (7,765,857)    $   5,309,423
                               =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS ENDED MAY 3, 2003

                                 PARENT          GUARANTOR        NONGUARANTOR                        CONSOLIDATED
                                 TOTAL          SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTAL
                                 -----          ------------      ------------      ------------         -----
Revenues                      $           -     $ 206,154,040     $  20,822,396     $     352,168     $ 227,328,604

Cost and expenses                         -       171,077,622        18,680,062            32,167       189,789,851
                              -------------     -------------     -------------     -------------     -------------

   Gross profit                           -        35,076,418         2,142,334           320,001        37,538,753

Selling, general and
 administrative expenses             70,708        17,610,254         1,225,944           270,000        19,176,906
                              -------------     -------------     -------------     -------------     -------------

   Operating (loss) profit          (70,708)       17,466,164           916,390            50,001        18,361,847

Other expense (income)
 Equity in (earnings) loss
  of affiliates                 (10,251,395)           91,948                 -        10,159,447                 -
 Interest expense                 8,054,342          (300,501)          861,189           116,743         8,731,773
 Interest income                 (7,418,934)        7,352,637           (78,623)         (116,743)         (261,663)
 Royalty income                           -          (367,741)                -                 -          (367,741)
 Loss on foreign currency
  translation                             -                 -           597,113                 -           597,113
 Sundry (income) expense           (135,000)          120,631            (3,545)                -           (17,914)
                              -------------     -------------     -------------     -------------     -------------

                                 (9,750,987)        6,896,974         1,376,134        10,159,447         8,681,568
                              -------------     -------------     -------------     -------------     -------------

Earnings (loss) before
 income taxes                     9,680,279        10,569,190          (459,744)      (10,109,446)        9,680,279

Income taxes                      3,259,000                 -                 -                 -         3,259,000
                              -------------     -------------     -------------     -------------     -------------

    Net earnings (loss)       $   6,421,279     $  10,569,190     $    (459,744)    $ (10,109,446)    $   6,421,279
                              =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE SIX MONTHS ENDED MAY 1, 2004

                                   PARENT          GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                   TOTAL          SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTAL
                                   -----          ------------      ------------      ------------        -----
Revenues                       $           -     $ 427,691,941     $  51,375,351     $  (1,887,486)    $ 477,179,806

Cost and expenses                          -       368,684,212        51,039,426        (1,988,237)      417,735,401
                               -------------     -------------     -------------     -------------     -------------

    Gross profit                           -        59,007,729           335,925           100,751        59,444,405

Selling, general and
 administrative expenses             675,143        34,625,669         4,169,416                 -        39,470,228
                               -------------     -------------     -------------     -------------     -------------

    Operating (loss) profit         (675,143)       24,382,060        (3,833,491)          100,751        19,974,177

Other expense (income)
 Equity in (earnings) loss
  of affiliates                   (2,932,076)        1,236,834                 -         1,695,242                 -
 Interest expense                 15,753,438           308,730         1,735,031           (79,569)       17,717,630
 Interest income                 (16,365,885)       16,175,393          (254,798)           79,569          (365,721)
 Royalty income                            -          (377,046)                -                 -          (377,046)
 Loss on foreign currency
  translation                              -                 -            12,404                 -            12,404
 Sundry (income) expense            (270,000)          133,723           (16,193)                -          (152,470)
                               -------------     -------------     -------------     -------------     -------------

                                  (3,814,523)       17,477,634         1,476,444         1,695,242        16,834,797
                               -------------     -------------     -------------     -------------     -------------

Earnings (loss) before
 income taxes                      3,139,380         6,904,426        (5,309,935)       (1,594,491)        3,139,380

Income taxes                       1,405,000                 -                 -                 -         1,405,000
                               -------------     -------------     -------------     -------------     -------------

    Net earnings (loss)        $   1,734,380     $   6,904,426     $  (5,309,935)    $  (1,594,491)    $   1,734,380
                               =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE SIX MONTHS ENDED MAY 3, 2003

                                   PARENT          GUARANTOR       NONGUARANTOR                        CONSOLIDATED
                                   TOTAL          SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                   -----          ------------     ------------      ------------         -----
REVENUES                       $           -     $ 386,198,725     $  42,665,831     $  (1,991,151)    $ 426,873,405

COST AND EXPENSES
                                           -       327,681,382        38,879,921        (2,041,152)      364,520,151
                               -------------     -------------     -------------     -------------     -------------

    Gross profit                           -        58,517,343         3,785,910            50,001        62,353,254

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             165,619        34,019,484         2,677,761                 -        36,862,864
                               -------------     -------------     -------------     -------------     -------------

    Operating (loss) profit         (165,619)       24,497,859         1,108,149            50,001        25,490,390

OTHER EXPENSE (INCOME)
 Equity in (earnings) loss
  of affiliates                   (8,527,761)          291,837                 -         8,235,924                 -
 Interest expense                 16,711,820           446,170         1,946,976           (85,362)       19,019,604
 Interest income                 (14,938,072)       14,451,971          (158,463)           85,362          (559,202)
 Royalty income                            -          (580,246)                -                 -          (580,246)
 Loss on foreign currency
  translation                              -                 -           786,425                 -           786,425
 Sundry (income) expense            (270,000)          243,012            (7,597)                -           (34,585)
                               -------------     -------------     -------------     -------------     -------------

                                  (7,024,013)       14,852,744         2,567,341         8,235,924        18,631,996
                               -------------     -------------     -------------     -------------     -------------

EARNINGS (LOSS) BEFORE
 INCOME TAXES                      6,858,394         9,645,115        (1,459,192)       (8,185,923)        6,858,394

INCOME TAXES                       2,258,000                 -                 -                 -         2,258,000
                               -------------     -------------     -------------     -------------     -------------

    NET EARNINGS (LOSS)        $   4,600,394     $   9,645,115     $  (1,459,192)    $  (8,185,923)    $   4,600,394
                               =============     =============     =============     =============     =============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 1, 2004

                                                      PARENT         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                                      TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                      -----         ------------     ------------     ------------      -----
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net cash provided by
    operating activities                           $  1,474,248     $ 34,277,945     $  2,443,347     $          -   $ 38,195,540

CASH FLOWS (USED IN) PROVIDED
 BY INVESTING ACTIVITIES
 Acquisition of property
  and equipment                                               -      (59,856,767)      (2,942,635)               -    (62,799,402)
 Proceeds from sale of equipment                              -          815,219                -                -        815,219
 Investment in and advances
  to affiliates                                     (22,527,379)        (367,069)               -       22,894,448              -
 Acquisition of intangible assets                             -       (4,512,500)               -                -     (4,512,500)
                                                   ------------     ------------     ------------     ------------   ------------

   Net cash (used in) provided
    by investing activities                         (22,527,379)     (63,921,117)      (2,942,635)      22,894,448    (66,496,683)

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING ACTIVITIES
 Net borrowings under revolving credit facility               -                -        1,634,585                -      1,634,585
 Principal payments on long-term
  obligations                                                 -       (2,646,581)        (487,155)               -     (3,133,736)
 Proceeds from long-term obligations                          -       22,527,379          618,038      (22,527,379)       618,038
 Capital increases                                            -                -          367,069         (367,069)             -
                                                   ------------     ------------     ------------     ------------   ------------

   Net cash provided by
    (used in) financing activities                            -       19,880,798        2,132,537      (22,894,448)      (881,113)
                                                   ------------     ------------     ------------     ------------   ------------

Net (decrease) increase in cash                     (21,053,131)      (9,762,374)       1,633,249                -    (29,182,256)

Cash and cash equivalents at
the beginning of the year                            23,104,119       12,750,772        1,423,515                -     37,278,406
                                                   ------------     ------------     ------------     ------------   ------------

Cash and cash equivalents at
the end of the period                              $  2,050,988     $  2,988,398     $  3,056,764     $          -   $  8,096,150
                                                   ============     ============     ============     ============   ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 3, 2003

                                                      PARENT         GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                                      TOTAL         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                      -----         ------------     ------------     ------------        -----
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net cash (used in) provided by
    operating activities                           $ (2,704,603)    $ 30,073,174     $   (864,217)    $          -     $ 26,504,354

CASH FLOWS (USED IN) PROVIDED
 INVESTING ACTIVITIES
 Acquisition of property
  and equipment                                               -      (54,044,489)      (1,789,942)               -      (55,834,431)
 Proceeds from sale of equipment                              -          557,266              467                -          557,733
 Investment in and advances
  to affiliates                                     (11,100,000)        (400,000)               -       11,500,000                -
 Acquisition of intangible assets                             -         (275,000)               -                -         (275,000)
                                                   ------------     ------------     ------------     ------------     ------------

   Net cash (used in) provided
    by investing activities                         (11,100,000)     (54,162,223)      (1,789,475)      11,500,000      (55,551,698)

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING ACTIVITIES
 Net borrowings under revolving credit facility               -                -          371,485                -          371,485
 Principal payments on long-term
  obligations                                                 -       (2,189,497)      (1,183,610)               -       (3,373,107)
 Proceeds from long-term obligations                          -        9,500,000                -       (9,500,000)               -
 Capital increases                                            -                -        2,000,000       (2,000,000)               -
                                                   ------------     ------------     ------------     ------------     ------------

   Net cash provided by (used in)
    financing activities                                      -        7,310,503        1,187,875      (11,500,000)      (3,001,622)
                                                   ------------     ------------     ------------     ------------     ------------

Net decrease in cash                                (13,804,603)     (16,778,546)      (1,465,817)               -      (32,048,966)

Cash and cash equivalents at
the beginning of the year                            44,619,480       19,388,938        2,187,844                -       66,196,262
                                                   ------------     ------------     ------------     ------------     ------------

Cash and cash equivalents at
the end of the period                              $ 30,814,877     $  2,610,392     $    722,027     $          -     $ 34,147,296
                                                   ============     ============     ============     ============     ============

                    PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

NOTE G- GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS AND REPORTABLE SEGMENTS (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION

                                          GUARANTOR     NONGUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      TOTAL
                                         ------------   ------------      -----
DEPRECIATION AND AMORTIZATION EXPENSE
PERIOD ENDED

           05/01/04                      $26,757,197    $ 4,661,731    $31,418,928
                                         ===========    ===========    ===========

           05/03/03                      $22,407,344    $ 4,761,135    $27,168,479
                                         ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the "Risks Related to Our Business" section, in our Form 10-K for the year ended November 1, 2003, for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

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

                              RESULTS OF OPERATIONS

      We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended May 1, 2004 and May 3, 2003 were 13 weeks long. The six months ended May 1, 2004 and May 3, 2004 were 26 weeks long.

      Listed in the table below are our revenues and related percentages of revenue for the three and six months ended May 1, 2004 and May 3, 2003 in each of our product categories.

                    Consolidated Revenue By Product Category

                                      Three Months Ended May 1, 2004            Six Months Ended May 1, 2004
                                             and May 3, 2003                           and May 3, 2003
                                     2004        %      2003        %         2004        %      2003        %
                                   ------------------------------------     ------------------------------------
                                                               (dollar amounts in thousands)
Carbonated and non-
    carbonated beverage revenue    $103,765    41.3%  $ 98,112    43.2%     $208,809    43.8%  $184,938    43.3%
Consumer cleaning revenue          $ 76,162    30.3%  $ 70,874    31.2%     $145,695    30.5%  $134,999    31.6%
Food and processed juice
    revenue                        $ 42,880    17.1%  $ 32,121    14.1%     $ 70,670    14.8%  $ 58,376    13.7%
Industrial, agricultural and
    automotive revenue             $ 14,031     5.6%  $ 12,706     5.6%     $ 26,507     5.6%  $ 24,742     5.8%
Other revenue (a)                  $ 14,374     5.7%  $ 13,516     5.9%     $ 25,499     5.3%  $ 23,818     5.6%
                                   --------   -----   --------   -----      --------   -----   --------   -----
Total revenue                      $251,212   100.0%  $227,329   100.0%     $477,180   100.0%  $426,873   100.0%
                                   ========   =====   ========   =====      ========   =====   ========   =====

      (a) Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

THREE MONTHS ENDED MAY 1, 2004 COMPARED TO THREE MONTHS ENDED MAY 3, 2003

REVENUE

      Revenue for the second quarter increased 10.5% over the same period in 2003 to $251.2 million with unit sales increasing 16.4%. Significant increases in our food and processed juice category, strong unit volume growth in Brazil and consistent performance in our carbonated and non-carbonated beverage category contributed to these results. Revenues in Brazil increased during the period with revenue up 7.4% and unit sales increasing 26.7%. In the U.S., volume gains were attributable primarily to the addition of new products and new customers served by our new manufacturing facilities in Florida and Alabama. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business. Using industry standard price data, we estimate that lower resin prices resulted in approximately $1.7 million in reduced revenues for the three months ended May 1, 2004 as compared to the three months ended May 3, 2003. There was an increase in HDPE material prices and a decrease in PET material prices that resulted in a net decrease in resin prices.

      Revenue and unit sales increases and decreases by product category are discussed more specifically below:

      - Carbonated and non-carbonated beverage revenue increased 5.8% to $103.8 million during the three-month period ended May 1, 2004 with unit volume up 14.7% over the same period in 2003. This growth was a result of strong preform sales in Brazil, where unit volume increased more than 26.0%, combined with increased demand for water containers in the U.S. market. Additionally, sales growth in our new facilities in Alabama and Florida contributed to the volume increase achieved during the second quarter of 2004. The higher growth in unit volume compared to sales dollars was due to an increase in preform sales in Brazil, a mix shift in the U.S. to smaller soft drink containers and the expansion of lightweight water packages. During the second quarter of 2004, the increase in revenue was offset by a decrease in PET resin prices that were passed along to customers in the form of lower selling prices.

      - Consumer cleaning revenue increased 7.5% to $76.2 million in the second quarter of 2004, with unit volume relatively unchanged from the year ago period. The growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices passed through to customers in the form of higher selling prices and a mix shift towards larger and heavier containers sold primarily through discount retailers. In addition, new product sales to existing customers during the period that were not shipped in the second quarter of 2003 contributed to the increase in revenue.

      - Our food and processed juice category posted significant increases in both revenue and unit volume for the second quarter compared to the same period of 2003. During the second quarter, revenue in this category increased 33.5% to $42.9 million, with unit volume up 34.3%. This performance was the result of broad based activity across all customers combined with the start up of a new customer in the hot fill sector that began shipping in the second quarter of 2004.

      - Industrial, agricultural and automotive category revenue continued its steady performance in the period with revenue increasing 10.4% to $14.0 million. Unit sales for the three-month period ended May 1, 2004 increased 7.3% from the three-month period ended May 3, 2003. These increases were the result of broad based demand across the segment along with higher HDPE material prices that resulted in higher selling prices during the period.

      - Other revenue increased 6.3% to $14.4 million. Other revenue, which includes our health, personal care, distilled spirits, freight and other miscellaneous revenue, posted increases in both revenue and sales units during the second quarter 2004. These changes were primarily the result of the addition of a new piece of business, which began shipping in the second quarter. Increases in freight and other miscellaneous revenue contributed to the increase in other revenue as well.

GROSS PROFIT

      Gross profit decreased 1.3% to $37.0 million for the three-month period ended May 1, 2004. The decrease in gross profit was attributable to price reductions implemented to extend customer contracts. During the second quarter of 2004, these price reductions were approximately $5.1 million. We have not been able, through efficiencies in production to date, to fully offset price reductions implemented. The decrease in gross profit was also attributable to increased operating costs of approximately $0.5 million associated with the start-up of several new product lines. A decrease in operating performance related to our South American operations primarily due to increased material costs contributed to the decrease as well. Gross profit as a percent of revenue decreased to 14.7% as compared to 16.5% in the prior period. The erosion of gross profit as a percentage of revenue was due to the factors mentioned above.

      Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have firm pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, we have been notified of resin price increases which will take effect in the third quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended May 1, 2004 increased 4.7% to $20.1 million. Increases in benefits, taxes, travel expenses and professional fees offset by a decrease in insurance and legal fees were the primary factors contributing to the change. In addition, we incurred approximately $0.1 million in administrative fees related to the start up of our European operations. As a percentage of revenue, selling, general and administrative expenses decreased to 8.0% for the three months ended May 1, 2004 from 8.4% for the three months ended May 3, 2003.

INTEREST EXPENSE

      Interest expense remained flat at approximately $8.8 million and $8.7 million for the three months ended May 1, 2004 and May 3, 2003, respectively.

OTHER (INCOME) AND EXPENSE

      Other income increased by $0.1 million to approximately $137,000 for the three-month period ended May 1, 2004. The increase was related to a decrease of $0.3 million in foreign currency exchange rate losses offset by a decrease in royalty and sundry income of $0.2 million.

INCOME TAX EXPENSE

      Provision for income taxes was a $3.0 million expense for the three months ended May 1, 2004 as compared to a $3.3 million expense for the three months ended May 3, 2003. Earnings before taxes were $8.3 million for the three months ended May 1, 2004 compared to $9.7 million of earnings for the three months ended May 3, 2003. In second quarter of 2004 and 2003, the effective tax rate was 36.2% and 33.7%, respectively.

NET EARNINGS

      Net earnings decreased by $1.1 million from net earnings of $6.4 million for the three-month period ended May 3, 2003 to net earnings of $5.3 million for the three-month period ended May 1, 2004. A decrease in gross profit and an increase in selling, general and administrative expenses along with other factors mentioned above resulted in a decrease in net income over the prior period.

SIX MONTHS ENDED MAY 1, 2004 COMPARED TO SIX MONTHS ENDED MAY 3, 2003

REVENUE

      Revenue increased 11.8% to $477.2 million for the six months ended May 1, 2004 with unit sales increasing 17.1%. Significant increases in our food and processed juice category, strong unit volume growth in Brazil and consistent performance in our carbonated and non-carbonated beverage category contributed to these results. In the U.S., volume gains were attributable primarily to the addition of new products and new customers served by our new manufacturing facilities in Florida and Alabama. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business. In addition, resin prices have increased in the six-month period ended May 1, 2004 as compared to the six-month period ended May 3, 2003. Using industry standard price data, we estimate that higher resin prices resulted in approximately an $8.3 million increase in revenues for the six months ended May 1, 2004.

      Revenue and unit sales increases and decreases by product category are discussed more specifically below:

      - Carbonated and non-carbonated beverage revenue increased 12.9% to $208.8 million during the six-month period ended May 1, 2004 with unit volume up 17.8% over the same period in 2003. This growth was a result of strong preform sales in Brazil, where unit volume finished the first half of 2004 with an increase of more than 30%, combined with increased demand for water containers in the U.S. market. Additionally, sales growth in our new facilities in Alabama and Florida contributed to the volume increase achieved during the first half of 2004. The higher growth in unit volume compared to sales dollars was due to the increase in preform sales in Brazil, a mix shift in the U.S. to smaller soft drink containers and the expansion of lightweight water packages.

      - Consumer cleaning revenue increased 7.9% to $145.7 million for the six months ended May 1, 2004, with unit volume up approximately 5.8%. The growth in revenue during the period was attributable to primarily two factors: higher HDPE material prices passed through in the form of higher selling prices and a mix shift towards larger and heavier containers sold primarily through discount retailers. In addition, new product sales to existing customers during the period that were not shipped in the first half of 2003 contributed to the increase in revenue.

      - Our food and processed juice category reported significant increases in both revenue and unit volume for the six months ended May 1, 2004 as compared to the same period of 2003. During the six months ended May 1, 2004, revenue increased 21.1% with unit demand up by 22.0% over the same period in 2003. This performance was the result of broad-based activity across all customers combined with the start up of a new customer in the hot fill sector that began shipping in the second quarter of 2004.

      - Industrial, agricultural and automotive category revenue continued its steady performance with revenue increasing 7.1% to $26.5 million during the six months ended May 1, 2004, while unit volume remained flat for the period. The changes for the period were driven primarily by a continued mix shift to larger multi-quart packages sold primarily through "big box" retailers and a reduction in the market for small quart-sized containers in this category. These increases were also the result of broad-based demand across the segment along with higher HDPE material prices that resulted in higher selling prices during the period.

      - Other revenue increased 7.1% to $25.5 million. Other revenue, which includes our health, personal care, distilled spirits, freight and other miscellaneous revenue, posted increases in both revenue and sales units during the six months ended May 1, 2004 as compared to the six months ended May 3, 2003. The increase was primarily attributable to increases in freight and other miscellaneous revenue. In addition, revenue from the sales of distilled spirit containers contributed approximately $0.8 million to the increase in other revenue. This increase was primarily a result of increases in our shipments of distilled spirit containers as the market trend shifts back towards distilled spirits and away from wine and beer.

GROSS PROFIT

      Gross profit decreased 4.7% to $59.4 million for the six-month period ended May 1, 2004. Gross profit was adversely affected by customer price reductions implemented to extend customer contracts. The collective impact of the price reductions was approximately $9.9 million for the six-month period ended May 1, 2004. We have not been able, through efficiencies in production to date, to fully offset price reductions implemented. The decrease in gross profit was also attributable to increased operating costs of approximately $1.7 million associated with the start-up of several new product lines. A decrease in operating performance related to our South American operations contributed to the decrease as well. Gross profit as a percent of revenue decreased to 12.5% as compared to 14.6% in the prior period. The erosion of gross profit as a percentage of revenue was due to the factors mentioned above and to higher resin costs that increased revenue without increasing associated gross profit.

      Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have firm pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, we have been notified of resin price increases which will take effect in the third quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses (SG&A) for the six months ended May 1, 2004 increased 7.1% to $39.5 million. Increases in compensation, benefits, taxes, travel expenses and administrative fees related to the start up of our European operations offset by a decrease in insurance and legal fees were the primary factors contributing to the $2.6 million increase in SG&A. As a percentage of revenue, selling, general and administrative expenses decreased to 8.3% for the six months ended May 1, 2004 from 8.6% for the six months ended May 3, 2003.

INTEREST EXPENSE

      Interest expense decreased $1.3 million to $17.7 million for the six-month period ended May 1, 2004, as compared to $19.0 million for the six-month period ended May 3, 2003. The decrease in interest expense was primarily attributable to interest earned from interest rate swaps entered into on March 11, 2003, an increase in capitalized interest and a decrease in interest rates and interest expense associated with our South American operations.

OTHER (INCOME) AND EXPENSE

      Other income increased by $0.5 million to $0.9 million for the six-month period ended May 1, 2004. The increase was related to a decrease of $0.8 million in foreign currency exchange rate losses and a gain of approximately $0.1 million on the disposition and sale of fixed assets offset by a decrease in interest and royalty income of $0.4 million.

INCOME TAX EXPENSE

Provision for income taxes was a $1.4 million expense for the six-month period ended May 1, 2004 as compared to a $2.3 million expense for the six-month period ended May 3, 2003. Earnings before taxes were $3.1 million for the six months ended May 1, 2004 compared to $6.9 million of earnings for the six months ended May 3, 2003. The effective rate was 44.8% in the first half of 2004 as compared to 32.9% in the first half of 2003. The increase in the effective tax rate for the first six months of 2004 is due to the accounting of a change in estimate for prior year book and tax differences.

NET EARNINGS

      Net earnings decreased by $2.9 million from net earnings of $4.6 million for the six-month period ended May 3, 2003 to net earnings of $1.7 million for the six-month period ended May 1, 2004. A decline in gross profit and an increase in selling, general and administrative expenses offset by a decrease in interest expense and favorable foreign currency exchange rates resulted in a reduction in net earnings over the prior period.

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

        During the six months ended May 1, 2004, we spent approximately $62.8 million and assumed $7.7 million in capital lease obligations to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $120.0 million in fiscal 2004 and $70.0 million in 2005.

      We are in the early stages of establishing three entities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o., and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. will serve as a bottle manufacturing facility. We have completed negotiating contract terms and conditions with a major customer to support the Plastipak Czech Republic site. The initial investment will be approximately $8.0 to $10.0 million. Production is expected to begin in the fall of 2004. We plan to employ approximately 25 people to support the new site.

      Plastipak Slovakia will serve as the technical and business center and provide sales, marketing and administrative services for Central Europe. We believe this to be one of a few dedicated rigid packaging technical centers located in Central Europe. Our search is underway for top engineers and graphic designers to assist us in the development of new Slovak suppliers for machinery parts, machinery development, and bottle design. We expect to invest approximately $3.6 million in this project.

      Clean Tech Slovakia s.r.o. has completed our negotiations with the city of Kechnec, in their modern industrial park, for a parcel of land on which we are considering constructing a world class recycling operation for PET and HDPE resins. The initial phase of this project will include a building of approximately 7,500 sq. meters and an investment of approximately $15.0 million contingent upon the amount of funds received from a government grant from a recycling fund established by the Slovakian government. This initial phase will be able to recycle over 14,000 metric tons of plastic bottles. Further expansion is planned for PET preforms and additional recycling, subject to certain standard incentives discussions that are ongoing. During this initial phase, which is also subject to considerable growth with planned expansions, we will employ 50 to 60 people. Our expansions will allow Slovakia to be a net exporter of high grade, recycled plastics and a true technology leader to neighboring European Union members.

      We had positive cash flow from operating activities of $38.2 million, which in part funded our capital expenditures of approximately $62.8 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

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

                                    INFLATION

      We use large quantities of plastic resins in manufacturing our products. These resins accounted for a major portion of our cost of goods sold in the six-month period ended May 1, 2004, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

                       EFFECT OF CHANGES IN EXCHANGE RATES

      In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the Euro as compared to the U.S. dollar may impact start-up costs associated with our new entities in Central Europe. Exchange rate fluctuations resulted in a loss of approximately $12,000 for the period ended May 1, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided from operating activities increased by 44.1% to $38.2 million for the six months ended May 1, 2004 as compared to the six months ended May 3, 2003. The increase in cash was primarily the result of approximately $9.4 million in net working capital and other asset and liability changes. The changes in net working capital and other asset and liability changes were due to decreased spending on inventories, a decrease in prepaid expenses and other assets along with an increase in both accounts payable and other liabilities offset by an increase in accounts receivable and deposits for equipment purchases and a decrease in prepaid federal income taxes.

      Net cash used in investing activities was $66.5 million and $55.6 million for the six months ended May 1, 2004 and May 3, 2003, respectively. Investing activities were primarily attributable to the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities. For the six months ended May 1, 2004 and May 3, 2003, property, plant and equipment acquisitions using cash were $62.8 million and $55.8 million, respectively. During the first half of 2004, we also acquired $4.5 million in intangible assets related to the extension of customer contracts.

      Net cash used in financing activities was $0.9 million and $3.0 million for the six months ended May 1, 2004 and May 3, 2003, respectively. During the first half of 2004 and 2003, net cash of $3.1 million and $3.4 million, respectively, was used to make principal payments on long-term obligations. In the six months ended May 1, 2004 and May 3, 2003, cash was provided from long-term obligations of $2.3 million and $0.4 million, respectively.

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

      In conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement effective August 20, 2001 which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of May 1, 2004, $58.3 million in letters of credit were outstanding under the Amended Credit Agreement and we had $91.7 million available for borrowing subject to covenant restrictions.

      Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum
1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.25 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of May 1, 2004, we were in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

      Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                     ------------------             ----------------
                                   MAY 1,         MAY 3,          MAY 1,        MAY 3,
                                    2004           2003            2004          2003
                                    ----           ----            ----          ----
Net earnings (per GAAP basis)    $ 5,309,423    $ 6,421,279    $ 1,734,380    $ 4,600,394
Income tax expense                 3,015,000      3,259,000      1,405,000      2,258,000
Interest Expense                   8,773,466      8,731,773     17,717,630     19,019,604
Depreciation                      15,026,605     11,973,691     29,002,893     23,934,889
Amortization                       1,246,810      1,616,797      2,416,035      3,233,590
                                 -----------    -----------    -----------    -----------

EBITDA                           $33,371,304    $32,002,540    $52,275,938    $53,046,477
                                 ===========    ===========    ===========    ===========

                                          YEARS ENDED              LAST TWELVE MONTHS (LTM)
                                          -----------              ------------------------
                                  NOVEMBER 1,     NOVEMBER 2,       MAY 1,          MAY 3,
                                     2003            2002            2004            2003
                                     ----            ----            ----            ----
Net earnings (per GAAP basis)    $  4,361,056    $  8,592,810    $  1,495,042    $  7,006,729
Income tax expense                  4,543,000       4,831,000       3,690,000       4,389,000
Interest Expense                   36,902,209      35,099,265      35,600,235      36,215,463
Depreciation                       49,859,253      44,070,064      54,927,257      46,876,423
Amortization                        6,490,262       3,947,529       5,672,707       5,376,231
                                 ------------    ------------    ------------    ------------

EBITDA                           $102,155,780    $ 96,540,668    $101,385,241    $ 99,863,846
                                 ============    ============    ============    ============

      We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of May 1, 2004.



                                                                  PAYMENTS DUE BY PERIOD
                                                                  ----------------------
                                                       LESS THAN 1          1-3            3-5           MORE THAN
                                          TOTAL            YEARS           YEARS           YEAR           5 YEARS
                                       ------------    ------------    ------------    ------------    ------------
CONTRACTUAL CASH OBLIGATIONS
Long Term Debt Obligations             $ 57,566,026    $    939,899    $ 56,626,127    $          -    $          -
Capital Lease Obligations                13,635,495       4,044,061       9,041,021         550,413               -
Operating Lease Obligations              43,568,063      18,346,707      23,507,678       1,713,678               -
Capital Expenditure Commitments          13,143,656      13,143,656               -               -               -
Revolving Credit Facility (a)                     -               -               -               -               -
Salary Continuation Plan                  3,964,571               -               -               -       3,964,571
Obligations Under Stock Bonus Plans       9,259,447               -               -               -       9,259,447
Senior Notes                            325,000,000               -               -               -     325,000,000
                                       ------------    ------------    ------------    ------------    ------------

Total Contractual Cash Obligations     $466,137,258    $ 36,474,323    $ 89,174,826    $  2,264,091    $338,224,018
                                       ============    ============    ============    ============    ============

                                                             COMMITMENT EXPIRATION BY PERIOD
                                                             -------------------------------
                                                        LESS THAN 1         1-3             3-5          MORE THAN
                                          TOTAL            YEAR            YEAR            YEARS          5 YEARS
                                       ------------    ------------    ------------    ------------    ------------
OTHER COMMERCIAL COMMITMENTS

Standby Letters of Credit              $ 58,329,217    $ 58,329,217    $          -    $          -    $          -
Revolving Credit Facility (b)            91,670,783               -      91,670,783               -               -
                                       ------------    ------------    ------------    ------------    ------------

Total Commercial Commitments           $150,000,000    $ 58,329,217    $ 91,670,783    $          -    $          -
                                       ============    ============    ============    ============    ============

      (a) The revolving credit facility's actual outstanding balance as of May 1, 2004. The revolving credit facility expires in August 2006.

      (b) The revolving credit facility's unused borrowing balance as of May 1, 2004.

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

      Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of May 1, 2004, we had approximately $8.1 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

                         OFF-BALANCE SHEET ARRANGEMENTS

      As of May 1, 2004, we had no off-balance sheet arrangements.

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

                     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE's) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE's. The adoption of this standard did not have an impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

      At May 1, 2004 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

      On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of May 1, 2004, we recorded an increase of $5,764,638 in other accrued expenses to recognize the decrease in fair value of the swap and a $5,764,638 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedged liability.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the fall of 1999, North American Container, Inc. ("NAC") filed suit in the U.S. District Court for the Northern District of Texas (Civil Action No. 3-99CV1749-D), claiming damages in an unspecified amount against Plastipak and 41 other defendants for the alleged infringement of NAC U.S. Patent No. 5,072,841. On April 4, 2000 this patent reissued as patent RE 36,639, with 14 new claims. The new claims were the primary focus of NAC's case against Plastipak and the major manufacturers, as well as major food and beverage distributors. Plastipak and the other defendants are vigorously defending this claim on the bases of both the invalidity of the patent and on non-infringement. On February 24, 2004, the U.S. District Court entered a judgment of non-infringement of all accused containers for all defendants, and a judgment of invalidity for some of the claims. North American Container has appealed this judgment to U.S. Court of Appeals for the Fifth Circuit and the appeal is in process. It is our continued belief that Plastipak and other defendants will prevail on appeal in this case. As a conservative measure, however, the existing reserve will be maintained, decreased, or increased based on contemporaneously evaluating the status of the ongoing appeal.

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

                                      PLASTIPAK HOLDINGS, INC.

Dated:  June 14, 2004                 By:  /s/ William C. Young
                                           -------------------------------------
                                           William C. Young
                                           President and Chief Executive Officer

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