Form 10-Q
period 2004-07-31
PLASTIPAK HOLDINGS INC
filed 2004-09-14
CIK 1161738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 333-73552

PLASTIPAK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Michigan	52-2186087

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

41605 Ann Arbor Road, Plymouth, Michigan 48170

(Address of principal executive offices)

(734) 455-3600

(Registrant’s telephone number, including area code)

(Former address: 9135 General Court, Plymouth, Michigan 48170)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of July 31, 2004 was 28,316.

PLASTIPAK HOLDINGS, INC.
FORM 10-Q INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,	November 1,
ASSETS	2004	2003
	(unaudited)
Current Assets
Cash and cash equivalents	$10,535,267	$37,278,406
Accounts Receivable
Trade (net of allowance of $3,317,280 and $2,541,820 at July 31, 2004 and November 1, 2003)	62,561,017	54,531,831
Related parties	8,435,071	7,202,753

	70,996,088	61,734,584
Inventories	96,822,318	90,020,742
Prepaid expenses	16,079,465	13,039,269
Prepaid federal income taxes	2,545,164	2,793,980
Deferred income taxes	2,922,000	1,843,000
Other current assets	2,359,459	3,688,059

Total Current Assets	202,259,761	210,398,040
Property, Plant & Equipment- Net	416,131,982	366,920,226
Other Assets
Cash surrender value of life insurance	1,990,892	1,990,892
Deposits	11,184,966	10,716,360
Capitalized loan costs (net of accumulated amortization of $4,739442 and $3,449,524 at July 31, 2004 and November 1, 2003)	8,251,805	9,541,723
Intangible assets (net of accumulated amortization of of $6,156,499 and $4,937,791 at July 31, 2004 and November 1, 2003)	9,003,260	6,429,468
Prepaids	841,704	936,658
Sundry	298,400	266,645

	31,571,027	29,881,746

Total Assets	$649,962,770	$607,200,012

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,	November 1,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003
	(unaudited)
Current Liabilities
Accounts payable	$120,934,240	$115,125,413
Current portion of long term obligation	4,674,821	3,823,347
Accrued liabilities
Taxes other than income	10,090,328	4,740,907
Other accrued expenses	40,370,267	29,309,529
Income taxes	1,345,241	1,363,371

Total Current Liabilities	177,414,897	154,362,567
Senior Notes (net of unamortized premium and FV of swaps of $2,006,626 and ($4,711,202) at July 31, 2004 and $2,218,660 and ($4,748,452) at November 1, 2003)	322,295,024	322,470,208
Long-Term Obligations	65,441,254	60,601,547
Deferred Income Taxes	23,261,000	16,483,000
Other Non-Current Liabilities	4,582,399	4,030,943
Obligations Under Stock Bonus Plans	10,484,727	8,306,882
Stockholders’ Equity
Common stock, $1.00 par value, 60,000 shares authorized; 28,316 shares issued and outstanding	28,316	28,316
Retained earnings	46,455,153	40,916,549

Total Stockholders’ Equity	46,483,469	40,944,865

Total Liabilities and Stockholders’ Equity	$649,962,770	$607,200,012

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$261,559,078	$237,355,017	$738,738,884	$664,228,422
Cost and expenses	224,901,848	207,944,594	642,637,249	572,464,745

Gross profit	36,657,230	29,410,423	96,101,635	91,763,677
Selling, general and administrative expenses	20,182,832	18,693,366	59,653,060	55,556,230

Operating profit	16,474,398	10,717,057	36,448,575	36,207,447
Other expense (income)
Interest expense	9,246,585	9,118,594	26,964,215	28,138,198
Interest income	(37,184)	(208,947)	(402,905)	(768,149)
Royalty income	(62,734)	(187,500)	(439,780)	(767,746)
(Gain) loss on foreign currency translation	(653,355)	33,366	(640,951)	819,791
Sundry income	(83,154)	(57,106)	(235,624)	(91,691)

	8,410,158	8,698,407	25,244,955	27,330,403

Earnings before income taxes	8,064,240	2,018,650	11,203,620	8,877,044
Income tax expense (benefit)
Current	34,000	(2,878,000)	(947,000)	(1,177,000)
Deferred	3,313,000	4,486,000	5,699,000	5,043,000

	3,347,000	1,608,000	4,752,000	3,866,000

Net earnings	$4,717,240	$410,650	$6,451,620	$5,011,044

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31,	August 2,
	2004	2003
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net Income	$6,451,620	$5,011,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,251,784	41,498,012
Amortization of net premium on Senior Notes	(212,425)	(212,425)
Bad debt expense	893,078	783,388
Deferred salaries	618,675	290,700
Gain on sale of equipment	(55,182)	(212,792)
Deferred tax expense	5,699,000	5,043,000
Restricted stock option - compensation	1,264,829	1,538,377
Foreign currency translation (gain) loss	(145,603)	796,677
Change in assets and liabilities:
Increase in accounts receivable	(10,154,582)	(4,828,791)
Increase in inventories	(6,801,576)	(8,056,094)
Increase in prepaid expenses and other current assets	(2,048,642)	(1,616,523)
Decrease (increase) in prepaid federal income taxes	248,816	(51,915)
Increase in other liabilities	16,379,880	11,966,463
(Increase) decrease in deposits	(468,606)	4,032,320
Increase (decrease) in accounts payable	5,808,827	(6,865,648)
Increase in sundry other assets	(31,755)	(235,503)
Decrease in income taxes	(18,130)	(18,940)

Net cash provided by operating activities	65,680,008	48,861,350
Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	(87,331,791)	(72,010,775)
Proceeds from sale of equipment	1,394,367	629,559
Acquisition of intangible assets	(4,512,500)	(775,000)

Net cash used in investing activities	(90,449,924)	(72,156,216)
Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving credit facility	1,961,472	1,052,982
Principal payments on long-term obligations	(4,552,733)	(4,981,250)
Proceeds from long-term obligations	618,038	50,545

Net cash used in financing activities	(1,973,223)	(3,877,723)

Net decrease in cash and cash equivalents	(26,743,139)	(27,172,589)
Cash and cash equivalents at beginning of the year	37,278,406	66,196,262

Cash and cash equivalents at end of the period	$10,535,267	$39,023,673

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

	July 31,	August 2,
	2004	2003
	(unaudited)	(unaudited)
Supplemental Cash Flow Information
Cash paid for interest	$22,650,000	$22,387,000

Cash paid for income taxes	$—	$723,000

Supplemental Noncash Investing and Financing Activities
Acquisition of equipment through the assumption of long-term obligations	$7,810,000	$5,317,000

Increase in Obligation Under Stock Bonus Plan	$913,000	$1,740,000

Increase (decrease) in fair value of interest rate swaps	$37,000	$(6,910,000)

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation, Nature of Operations and Summary of Accounting Policies

Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 30, 2004.

     These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 29, 2004.

Reclassifications

     Certain reclassifications have been made to the 2003 financial information in order for them to conform to the classifications at July 31, 2004.

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

Note B - Fiscal Period

     Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak’s fiscal period ends on the Saturday closest to October 31. The three month periods ended July 31, 2004 and August 2, 2003 contained 13 weeks. The nine-month periods ended July 31, 2004 and August 2, 2003 contained 39 weeks.

Note C - New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note C - New Accounting Pronouncements – Continued

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE’s. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

Note D - Inventories

     Inventories consisted of the following at:

	July 31,	November 1,
	2004	2003
Raw Materials	$36,876,910	$34,835,429
Finished Goods	46,107,431	41,984,322
Parts & Supplies	13,837,977	13,200,991

	$96,822,318	$90,020,742

Note E - Legal Proceedings

     The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to the Company’s business, financial condition or results of operations.

Note F - Derivative Instruments and Hedging Activities

     Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and clarified, requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

Note F - Derivative Instruments and Hedging Activities - Continued

For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently uses only fair value hedge accounting.

     On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of July 31, 2004, the Company recorded an increase of $4,711,202 in other accrued expenses to recognize the fair value of the swap and a $4,711,202 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedged liability.

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments

     The Senior Notes are unsecured, and guaranteed by each of Plastipak’s current and future material domestic subsidiaries.

     The following condensed consolidating financial information presents:

(1)	Condensed consolidating balance sheets as of July 31, 2004 and November 1, 2003, statements of operations for the three months and nine months ended July 31, 2004 and August 2, 2003 and statements of cash flows for the nine months ended July 31, 2004 and August 2, 2003 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$1,652,849	$6,874,917	$2,007,501	$—	$10,535,267
Accounts receivable	15,543,410	46,794,482	15,053,646	(6,395,450)	70,996,088
Inventories	—	78,433,599	18,388,719	—	96,822,318
Prepaid expenses	—	9,747,760	6,331,705	—	16,079,465
Prepaid federal income taxes	1,953,000	498,234	93,930	—	2,545,164
Deferred income taxes	(2,600,000)	2,997,000	2,525,000	—	2,922,000
Other current assets	—	1,548,077	811,382	—	2,359,459

Total Current Assets	16,549,259	146,894,069	45,211,883	(6,395,450)	202,259,761
Property, Plant & Equipment- Net	—	368,442,595	47,789,387	(100,000)	416,131,982
Other Assets
Cash surrender value of life insurance	—	1,990,892	—		1,990,892
Deposits	—	12,460,305	—	(1,275,339)	11,184,966
Investment in and advances to affiliates	373,252,767	(295,991,627)		(77,261,140)	—
Capitalized loan costs	926,786	7,325,019	—	—	8,251,805
Intangible assets	—	7,022,851	1,980,409	—	9,003,260
Deferred tax asset -long term	(429,556)	429,556	—	—	—
Prepaids	—	841,704	—	—	841,704
Sundry	—	5,000,000	298,400	(5,000,000)	298,400

	373,749,997	(260,921,300)	2,278,809	(83,536,479)	31,571,027

Total Assets	$390,299,256	$254,415,364	$95,280,079	$(90,031,929)	$649,962,770

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet - Continued

As of July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$—	$88,169,840	$39,141,020	$(6,376,620)	$120,934,240
Current portion of long term obligation	—	4,067,038	607,783	—	4,674,821
Taxes other than income	—	6,318,739	3,771,589	—	10,090,328
Other accrued expenses	18,757,374	20,516,338	2,390,723	(1,294,168)	40,370,267
Income taxes	(168,440)	1,513,681	—	—	1,345,241

Total Current Liabilities	18,588,934	120,585,636	45,911,115	(7,670,788)	177,414,897
Senior Notes	325,217,224	(2,922,200)	—	—	322,295,024
Long-Term Obligations	—	8,628,584	61,812,670	(5,000,000)	65,441,254
Deferred Income Taxes	(10,475,098)	31,211,097	2,525,000	1	23,261,000
Other Non-Current Liabilities	—	4,094,658	487,741	—	4,582,399
Obligations Under Stock Bonus Plan	10,484,727	—	—	—	10,484,727
Stockholders’ Equity (Deficit)	46,483,469	92,817,589	(15,456,447)	(77,361,142)	46,483,469

Total Liabilities and Stockholders’ Equity	$390,299,256	$254,415,364	$95,280,079	$(90,031,929)	$649,962,770

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$23,104,119	$12,750,772	$1,423,515	$—	$37,278,406
Accounts receivable	9,090,858	47,835,342	11,085,537	(6,277,153)	61,734,584
Inventories	—	71,520,128	18,500,614	—	90,020,742
Prepaid expenses	—	10,075,312	2,963,957	—	13,039,269
Prepaid federal income taxes	975,392	1,719,048	99,540	—	2,793,980
Deferred income taxes	(3,679,000)	2,997,000	2,525,000	—	1,843,000
Other current assets	—	3,336,833	351,226	—	3,688,059

Total Current Assets	29,491,369	150,234,435	36,949,389	(6,277,153)	210,398,040
Property, Plant & Equipment- Net	—	315,739,770	51,430,456	(250,000)	366,920,226
Other Assets
Cash surrender value of life insurance	—	1,990,892	—	—	1,990,892
Deposits	—	10,716,360	—	—	10,716,360
Investment in and advances to affiliates	337,670,382	(271,963,985)	—	(65,706,397)	—
Capitalized loan costs	1,024,917	8,516,806	—	—	9,541,723
Intangible assets	—	3,527,915	2,901,553	—	6,429,468
Deferred tax asset - long term	(429,556)	429,556	—	—	—
Prepaids	—	936,658	—	—	936,658
Sundry	—	5,001,699	264,946	(5,000,000)	266,645

	338,265,743	(240,844,099)	3,166,499	(70,706,397)	29,881,746

Total Assets	$367,757,112	$225,130,106	$91,546,344	$(77,233,550)	$607,200,012

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet - Continued

As of November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$17,159	$85,093,312	$36,292,095	$(6,277,153)	$115,125,413
Current portion of long term obligation	—	2,970,955	852,392	—	3,823,347
Taxes other than income	—	4,006,848	734,059	—	4,740,907
Other accrued expenses	10,207,937	17,755,822	1,345,770	—	29,309,529
Income taxes	(168,440)	1,531,811	—	—	1,363,371

Total Current Liabilities	10,056,656	111,358,748	39,224,316	(6,277,153)	154,362,567
Senior Notes	325,701,807	(3,231,599)	—	—	322,470,208
Long-Term Obligations	—	5,562,807	60,038,740	(5,000,000)	60,601,547
Deferred Income Taxes	(17,253,098)	31,211,098	2,525,000	—	16,483,000
Other Non-Current Liabilities	—	3,480,939	550,004	—	4,030,943
Obligations Under Stock Bonus Plan	8,306,882	—	—	—	8,306,882
Stockholders’ Equity (Deficit)	40,944,865	76,748,113	(10,791,716)	(65,956,397)	40,944,865

Total Liabilities and Stockholders’ Equity	$367,757,112	$225,130,106	$91,546,344	$(77,233,550)	$607,200,012

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$240,958,746	$21,379,955	$(779,623)	$261,559,078
Cost and expenses	—	205,537,905	20,192,815	(828,872)	224,901,848

Gross profit	—	35,420,841	1,187,140	49,249	36,657,230
Selling, general and administrative expenses	840,780	17,079,732	2,262,320	—	20,182,832

Operating (loss) profit	(840,780)	18,341,109	(1,075,180)	49,249	16,474,398
Other (income) expense
Equity in (earnings) loss of affiliates	(8,522,930)	338,085	—	8,184,845	—
Interest expense	8,340,931	128,245	818,709	(41,300)	9,246,585
Interest income	(8,588,021)	8,525,900	(16,363)	41,300	(37,184)
Royalty income	—	(62,734)	—	—	(62,734)
Gain on foreign currency translation	—	—	(653,355)	—	(653,355)
Sundry (income) expense	(135,000)	246,563	(194,717)	—	(83,154)

	(8,905,020)	9,176,059	(45,726)	8,184,845	8,410,158

Earnings (loss) before income taxes	8,064,240	9,165,050	(1,029,454)	(8,135,596)	8,064,240
Income taxes	3,347,000	—	—	—	3,347,000

Net earnings (loss)	$4,717,240	$9,165,050	$(1,029,454)	$(8,135,596)	$4,717,240

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended August 2, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$218,563,468	$20,426,682	$(1,635,133)	$237,355,017
Cost and expenses	—	188,929,311	20,700,416	(1,685,133)	207,944,594

Gross profit (loss)	—	29,634,157	(273,734)	50,000	29,410,423
Selling, general and administrative expenses	81,000	16,902,761	1,709,605	—	18,693,366

Operating (loss) profit	(81,000)	12,731,396	(1,983,339)	50,000	10,717,057
Other expense (income)
Equity in loss (earnings) of affiliates	136,337	914,972	—	(1,051,309)	—
Interest expense	7,939,238	174,459	1,045,818	(40,921)	9,118,594
Interest income	(7,967,423)	7,797,790	(80,235)	40,921	(208,947)
Royalty income	—	(187,500)	—	—	(187,500)
Loss on foreign currency translation	—	—	33,366	—	33,366
Sundry (income) expense	(135,071)	78,654	(689)	—	(57,106)

	(26,919)	8,778,375	998,260	(1,051,309)	8,698,407

(Loss) earnings before income taxes	(54,081)	3,953,021	(2,981,599)	1,101,309	2,018,650
Income taxes	(464,731)	479,470	1,593,261	—	1,608,000

Net earnings (loss)	$410,650	$3,473,551	$(4,574,860)	$1,101,309	$410,650

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the nine months ended July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$668,650,687	$72,755,306	$(2,667,109)	$738,738,884
Cost and expenses	—	574,222,117	71,232,241	(2,817,109)	642,637,249

Gross profit	—	94,428,570	1,523,065	150,000	96,101,635
Selling, general and administrative expenses	1,515,923	51,705,401	6,431,736	—	59,653,060

Operating (loss) profit	(1,515,923)	42,723,169	(4,908,671)	150,000	36,448,575
Other (income) expense
Equity in (earnings) loss of affiliates	(11,455,006)	1,574,919	—	9,880,087	—
Interest expense	24,094,369	436,975	2,553,740	(120,869)	26,964,215
Interest income	(24,953,906)	24,701,293	(271,161)	120,869	(402,905)
Royalty income	—	(439,780)	—	—	(439,780)
Gain on foreign currency translation	—	—	(640,951)	—	(640,951)
Sundry (income) expense	(405,000)	380,286	(210,910)	—	(235,624)

	(12,719,543)	26,653,693	1,430,718	9,880,087	25,244,955

Earnings (loss) before income taxes	11,203,620	16,069,476	(6,339,389)	(9,730,087)	11,203,620
Income taxes	4,752,000	—	—	—	4,752,000

Net earnings (loss)	$6,451,620	$16,069,476	$(6,339,389)	$(9,730,087)	$6,451,620

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the nine months ended August 2, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$604,762,193	$63,092,513	$(3,626,284)	$664,228,422
Cost and expenses	—	516,610,693	59,580,337	(3,726,285)	572,464,745

Gross profit	—	88,151,500	3,512,176	100,001	91,763,677
Selling, general and administrative expenses	246,619	50,922,245	4,387,366	—	55,556,230

Operating (loss) profit	(246,619)	37,229,255	(875,190)	100,001	36,207,447
Other (income) expense
Equity in (earnings) loss of affiliates	(8,391,424)	1,206,809	—	7,184,615	—
Interest expense	24,651,058	620,629	2,992,794	(126,283)	28,138,198
Interest income	(22,905,495)	22,249,761	(238,698)	126,283	(768,149)
Royalty income	—	(767,746)	—	—	(767,746)
Loss on foreign currency translation	—	—	819,791	—	819,791
Sundry (income) expense	(405,071)	321,666	(8,286)	—	(91,691)

	(7,050,932)	23,631,119	3,565,601	7,184,615	27,330,403

Earnings (loss) before income taxes	6,804,313	13,598,136	(4,440,791)	(7,084,614)	8,877,044
Income taxes	1,793,269	479,470	1,593,261	—	3,866,000

Net earnings (loss)	$5,011,044	$13,118,666	$(6,034,052)	$(7,084,614)	$5,011,044

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the nine months ended July 31, 2004

	Parent	Guarantort	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$2,676,109	$63,384,550	$(380,651)	$—	$65,680,008
Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(84,823,395)	(4,305,859)	1,797,463	(87,331,791)
Proceeds from sale of equipment	—	1,271,227	1,920,603	(1,797,463)	1,394,367
Investment in and advances to affiliates	(24,127,379)	(1,674,658)	—	25,802,037	—
Acquisition of intangible assets	—	(4,512,500)	—	—	(4,512,500)

Net cash (used in) provided by investing activities	(24,127,379)	(89,739,326)	(2,385,256)	25,802,037	(90,449,924)
Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving credit facility	—	—	1,961,472	—	1,961,472
Principal payments on long-term obligations	—	20,478,921	(904,275)	(24,127,379)	(4,552,733)
Proceeds from long-term obligations	—	—	618,038	—	618,038
Capital increases	—	—	1,674,658	(1,674,658)	—

Net cash provided by (used in) financing activities	—	20,478,921	3,349,893	(25,802,037)	(1,973,223)

Net (decrease) increase in cash	(21,451,270)	(5,875,855)	583,986	—	(26,743,139)
Cash and cash equivalents at the beginning of the year	23,104,119	12,750,772	1,423,515	—	37,278,406

Cash and cash equivalents at the end of the period	$1,652,849	$6,874,917	$2,007,501	$—	$10,535,267

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the nine months ended August 2, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(2,066,098)	$50,953,235	$(25,787)	$—	$48,861,350
Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(69,448,645)	(2,562,130)	—	(72,010,775)
Proceeds from sale of equipment	—	616,967	12,592	—	629,559
Investment in and advances to affiliates	(13,600,000)	(400,000)	—	14,000,000	—
Acquisition of intangible assets	—	(775,000)	—	—	(775,000)

Net cash (used in) provided by investing activities	(13,600,000)	(70,006,678)	(2,549,538)	14,000,000	(72,156,216)
Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving credit facility	—	—	1,052,982	—	1,052,982
Principal payments on long-term obligations	—	(3,308,400)	(1,672,850)	—	(4,981,250)
Proceeds from long-term obligations	—	12,000,000	50,545	(12,000,000)	50,545
Capital increases	—	—	2,000,000	(2,000,000)	—

Net cash provided by (used in) financing activities	—	8,691,600	1,430,677	(14,000,000)	(3,877,723)

Net decrease in cash	(15,666,098)	(10,361,843)	(1,144,648)	—	(27,172,589)
Cash and cash equivalents at the beginning of the year	44,619,480	19,388,938	2,187,844	—	66,196,262

Cash and cash equivalents at the end of the period	$28,953,382	$9,027,095	$1,043,196	$—	$39,023,673

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows - Continued

Supplemental Cash Flow Information

Depreciation and Amortization Expense	Guarantor	Nonguarantor
Period ended	Subsidiaries	Subsidiaries	Total

July 31, 2004	$41,200,266	$7,051,518	$48,251,784

August 2, 2003	$34,347,893	$7,150,119	$41,498,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the “Risks Related to Our Business” section, in our Form 10-K for the year ended November 1, 2003, for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

     All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our Brazilian operations, competition in our product categories (including the impact of possible new technologies and the impact of such competition on pricing, revenues and margins), our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

     Plastipak Holdings, Inc. (“Plastipak”) is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. (“Packaging”), Whiteline Express, Ltd. (“Whiteline”), Clean Tech, Inc. (“Clean Tech”) and TABB Realty, LLC (“TABB”), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda (“Plastipak Brasil”), through a reorganization (the “Reorganization”). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brasil. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brasil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia, Brazil and produces injection-molded plastic preforms in Manaus, Brazil. Plastipak Brasil also maintains a sales office in Buenos Aires, Argentina.

     We recently organized three entities in Central Europe. Plastipak Slovakia, s.r.o. and Plastipak Czech Republic, s.r.o. were established as a wholly owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. will serve as a bottle manufacturing facility. Plastipak Slovakia, s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia, s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia, s.r.o. may serve as a post-consumer recycling operation in Europe.

     Other than Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o., Clean Tech Slovakia, s.r.o. and Plastipak Brasil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

Results of Operations

     We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended July 31, 2004 and August 2, 2003 were 13 weeks long. The nine months ended July 31, 2004 and August 2, 2003 were 39 weeks long.

     Listed in the table below are our revenues and related percentages of revenue for the three and nine months ended July 31, 2004 and August 2, 2003 in each of our product categories.

	Consolidated Revenue By Product Category
	Three Months Ended July 31, 2004				Nine Months Ended July 31, 2004
	and August 2, 2003				and August 2, 2003
	2004	%	2003	%	2004	%	2003	%
	(dollar amounts in thousands)
Carbonated and non- carbonated beverage revenue	$114,629	43.8%	$110,175	46.5%	$323,438	43.7%	$295,113	44.4%
Consumer cleaning revenue	72,003	27.5	70,734	29.8	217,698	29.5	205,732	31.0
Food and processed juice revenue	45,340	17.3	29,305	12.3	116,010	15.7	87,681	13.2
Industrial, agricultural and automotive revenue	13,229	5.1	11,498	4.8	39,736	5.4	36,240	5.5
Other revenue (a)	16,358	6.3	15,643	6.6	41,857	5.7	39,462	5.9

Total revenue	$261,559	100.0%	$237,355	100.0%	$738,739	100.0%	$664,228	100.0%

(a)	Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

Three Months Ended July 31, 2004 Compared to Three Months Ended August 2, 2003

Revenue

     Revenue for the third quarter increased 10.2% over the same period in 2003 to $261.6 million with unit sales increasing 14.7%. In the U.S., all categories delivered increased revenue during the period with the largest increase in our food and processed juice category where expansion of our hot fill product line grew this category by over 50% compared with the same period in 2003. During the quarter, consistent performance in our carbonated and non-carbonated beverage category and gains in our industrial category contributed to the revenue and unit sales increases. Revenues in Brazil increased during the period with revenue up 10.1% and unit sales increasing 3.8%. Using industry standard price data, we estimate that higher resin prices would have resulted in approximately a $12.0 million increase in revenues for the three months ended July 31, 2004.

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 4.0% to $114.6 million during the three-month period ended July 31, 2004. Unit volume increased 8.3% over the same period in 2003. In the U.S., increased demand for bottled water containers combined with shipments to supplement supply due to tight market conditions helped drive sales during the quarter. Brazil posted higher revenue and unit volume during the quarter as a result of several new initiatives with new customers in the region.

•	Consumer cleaning revenue increased 1.8% to $72.0 million in the third quarter of 2004. Unit volume decreased 5.3% as compared to the three months ended August 2, 2003. The change in unit volume was a result of our exiting a piece of high volume, low margin business and redeploying the equipment used for this business to run lower volume, higher priced packages.

•	Food and processed juice revenue and unit volume increased significantly during the third quarter compared to the same period of 2003. During the third quarter, revenue in this category increased 54.7% to $45.3 million, with unit volume up 63.0%. All customers in the category contributed to the revenue increase, but the significant investment and resulting volume lift in our hot fill isotonic beverage business represented a significant portion of these gains.

•	Industrial, agricultural and automotive category revenue continued its steady performance in the period with revenue increasing 15.1% to $13.2 million. Unit sales for the three-month period ended July 31, 2004 increased 10.5% from the three-month period ended August 2, 2003. The popularity of multi-quart oil packages and the shift towards ready mix antifreeze continues to lift sales in this category.

•	Other revenue increased 4.6% to $16.4 million. The change was primarily attributable to an increase in sales volume related to health, personal care and distilled spirits along with an increase in other miscellaneous revenue offset by a decrease in freight revenue.

Gross Profit

     Gross profit increased 24.6% to $36.7 million for the three-month period ended July 31, 2004. The increase in gross profit was attributable to higher unit sales volume and improved operating performance, offset by price reductions implemented to extend customer contracts of approximately $4.0 million and increased operating costs associated with the start-up of several new product lines and the addition of our new facility in Louisiana. Gross profit as a percent of revenue increased to 14.0% as compared to 12.4% in the prior period.

     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, other than certain temporary arrangements, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, we have been notified of resin price increases, which will take effect during the fourth quarter of 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended July 31, 2004 increased 8.0% to $20.2 million. Increases in compensation, insurance, benefits and depreciation offset by a decrease in professional services and taxes were the primary factors contributing to the change. As a percentage of revenue, selling, general and administrative expenses declined to 7.7% for the three months ended July 31, 2004 from 7.9% for the three months ended August 2, 2003.

Interest Expense

     Interest expense remained flat at approximately $9.2 million and $9.1 million for the three months ended July 31, 2004 and August 2, 2003, respectively.

Other (Income) and Expense

     Other income increased by $0.4 million to approximately $0.8 million for the three-month period ended July 31, 2004. The increase was related to a decrease of $0.7 million in foreign currency exchange rate losses offset by a decline in interest income and royalty income of $0.3 million.

Income Tax Expense

     Provision for income taxes was a $3.3 million expense for the three months ended July 31, 2004 as compared to a $1.6 million expense for the three months ended August 2, 2003. Earnings before taxes were $8.1 million for the three months ended July 31, 2004 compared to $2.0 million of earnings for the three months ended August 2, 2003. In third quarter of 2004 and 2003, the effective tax rate was 41.5% and 79.7%, respectively. The effective tax rate for 2003 was affected by the accounting of a change in estimate for prior year book and tax differences and the settlement of prior period tax liabilities.

Net Earnings

     Net earnings increased by $4.3 million from net earnings of $0.4 million for the three-month period ended August 2, 2003 to net earnings of $4.7 million for the three-month period ended July 31, 2004. An increase in gross profit offset by an increase in selling, general and administrative expenses along with other factors mentioned above resulted in an increase in net income over the prior period.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended August 2, 2003

Revenue

     Revenue increased 11.2% to $738.7 million for the nine months ended July 31, 2004 with unit sales increasing 16.0%. Significant increases in our food and processed juice category, strong unit volume growth in Brazil and consistent performance in our carbonated and non-carbonated beverage category contributed to these results. In the U.S., volume gains were attributable primarily to the expansion of our food and processed juice category and the addition of new products and new customers served by our new manufacturing facilities in Florida and Alabama. An increase in resin prices over the prior year also contributed to the increase in revenues. Using industry standard price data, we estimate that higher resin prices would have resulted in approximately a $20.0 million increase in revenues for the nine months ended July 31, 2004. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business.

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 9.6% to $323.4 million during the nine-month period ended July 31, 2004 with unit volume up 14.1% over the same period in 2003. Increased demand for water packages combined with gains in small, single serve carbonated beverage packages contributed to the gains.

•	Consumer cleaning revenue increased 5.8% to $217.7 million for the nine months ended July 31, 2004, with unit volume increasing 1.9% over the prior year. Increased demand for liquid detergent containers was offset by our exit from a piece of high volume low margin business in this category.

•	Our food and processed juice category reported significant increases in both revenue and unit volume for the nine months ended July 31, 2004 as compared to the same period of 2003. During the nine months ended July 31, 2004, revenue increased 32.3% with unit demand up by 35.3% over the same period in 2003. Demand for new packaging in this category remains strong with squeezable packaging, glass to plastic conversions and expansion of our hot fill product line all driving sales in this category.

•	Industrial, agricultural and automotive category revenue continued its steady performance with revenue increasing 9.6% to $39.7 million during the nine months ended July 31, 2004, with unit sales increasing 3.4% over the prior period. The popularity of multi-quart oil packages and the shift towards ready mix antifreeze continues to lift sales in this category.

•	Other revenue increased 6.1% to $41.9 million. The increase in other revenue was a combination of increased sales volume associated with health, personal care, distilled spirits and increased freight and other miscellaneous revenue.

Gross Profit

     Gross profit increased 4.7% to $96.1 million for the nine-month period ended July 31, 2004. The increase in gross profit was attributable to higher unit sales volume and improved operating performance related to our U.S. operations. The increase in gross profit was offset by price reductions implemented to extend customer contracts of approximately $14.0 million and increased operating costs associated with the start-up of several new product lines and the addition of our new facility in Louisiana. A decrease in operating performance related to our South American operations also offset the increase in gross profit. Gross profit as a percent of revenue decreased to 13.0% as compared to 13.8% in the prior period. The erosion of gross profit as a percentage of revenue was due to the factors mentioned above and to higher resin costs that increased revenue without increasing associated gross profit.

     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, other than certain temporary arrangements, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, we have been notified of resin price increases that will take effect in the fourth quarter of 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) for the nine months ended July 31, 2004 increased 7.4% to $59.7 million. Increases in compensation, benefits, taxes, travel expenses and administrative fees related to the start up of our European operations offset by a decrease in legal fees were the primary factors contributing to the $4.1 million increase in SG&A. As a percentage of revenue, SG&A decreased to 8.1% for the nine months ended July 31, 2004 from 8.4% for the nine months ended August 2, 2003.

Interest Expense

     Interest expense decreased $1.1 million to $27.0 million for the nine-month period ended July 31, 2004, as compared to $28.1 million for the nine-month period ended August 2, 2003. The decrease in interest expense was primarily attributable to interest earned from interest rate swaps entered into on March 11, 2003, an increase in capitalized interest and a decrease in interest rates and interest expense associated with our South American operations.

Other (Income) and Expense

     Other income increased by $0.9 million to $1.7 million for the nine-month period ended July 31, 2004. The increase was related to a change of $1.5 million in foreign currency exchange rates, a gain of approximately $0.1 million on the disposition and sale of fixed assets offset by a decline in interest and royalty income of $0.7 million.

Income Tax Expense

     Provision for income taxes was a $4.8 million expense for the nine-month period ended July 31, 2004 as compared to a $3.9 million expense for the nine-month period ended August 2, 2003. Earnings before taxes were $11.2 million for the nine months ended July 31, 2004 compared to $8.9 million of earnings for the nine months ended August 2, 2003. During the nine months ended July 31, 2004 and August 2, 2003, the effective rate was 42.4% and 43.6%, respectively.

Net Earnings

     Net earnings improved by approximately $1.5 million from net earnings of $5.0 million for the nine-month period ended August 2, 2003 to net earnings of $6.5 million for the nine-month period ended July 31, 2004. An increase in gross profit, favorable foreign currency exchange rates and a decrease in interest expense offset by an increase in selling, general and administrative expenses resulted in an increase in net earnings over the prior period.

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

     During the nine months ended July 31, 2004, we spent approximately $87.3 million and assumed $7.8 million in capital lease obligations to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $120.0 million in fiscal 2004 and $70.0 million in 2005.

     We have established three entities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o. and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. will serve as a bottle manufacturing facility. Our investment is moving ahead on time and on budget. The initial investment required to support this facility will be approximately $8.0 to $10.0 million. Production is expected to begin in the fall of 2004. We plan to employ approximately 25 people to support the new site.

     Plastipak Slovakia is serving as our technical and business center for Europe. Plastipak Slovakia has begun providing sales, marketing and administrative services for Central Europe. Certain machine parts have already been ordered through this office and are under evaluation at our equipment development center.

     Clean Tech Slovakia s.r.o. is in continuing negotiations with the city of Kechnec for a parcel of land on which we are considering constructing a recycling operation for PET and HDPE resins. At this point in time we are unsure of the amount of investment required for this project.

     We had positive cash flow from operating activities of $65.7 million, which in part funded our capital expenditures of approximately $87.3 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

Seasonality

     The carbonated soft drink (CSD) and, to a lesser extent, the other beverage portions of our business are highly seasonal, with peak demand during warmer summer months, and reduced demand during the winter. We normally add temporary staff and build inventory of products for our CSD and water customers in anticipation of seasonal demand in the quarter preceding the summer.

Inflation

     We use large quantities of plastic resins in manufacturing our products. These resins accounted for a major portion of our cost of goods sold in the nine-month period ended July 31, 2004, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

Effect of Changes in Exchange Rates

     In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the Euro as compared to the U.S. dollar may impact start-up costs associated with our new entities in Central Europe. Exchange rate fluctuations resulted in a gain of approximately $0.6 million for the period ended July 31, 2004.

Liquidity and Capital Resources

     Net cash provided from operating activities increased by 34.4% to $65.7 million for the nine months ended July 31, 2004 as compared to the nine months ended August 2, 2003. The increase in cash was partially the result of approximately $8.6 million in net working capital and other asset and liability changes. The changes in net working capital and other asset and liability changes were due to decreased spending on inventories along with an increase in both accounts payable and other liabilities offset by an increase in accounts receivable and deposits for equipment purchases. An increase in depreciation and amortization of $6.7 million contributed to the increase in cash. Improved operating performance of $1.5 million also increased cash from operations.

     Net cash used in investing activities was $90.4 million and $72.2 million for the nine months ended July 31, 2004 and August 2, 2003, respectively. Investing activities consisted primarily of the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities. For the nine months ended July 31, 2004 and August 2, 2003, property, plant and equipment acquisitions using cash were $87.3 million and $72.0 million, respectively. In 2004 and 2003, intangible asset acquisitions to extend customer contracts were $4.5 million and $0.8 million, respectively.

     Net cash used in financing activities was $2.0 million and $3.9 million for the nine months ended July 31, 2004 and August 2, 2003, respectively.

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

     In conjunction with our first sale of Senior Notes, we entered into an Amended Credit Agreement effective August 20, 2001 which allows us to borrow up to $150 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, 65% of the value of eligible domestic inventory and 50% of the value of domestic property, plant and equipment. The Amended Credit Agreement has a five-year term. Interest under the Amended Credit Agreement is payable at 200 to 350 basis points per annum over Eurodollar or at prime rates, as we select. The Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of July 31, 2004, $58.5 million in letters of credit were outstanding under the Amended Credit Agreement and we had $91.5 million available for borrowing subject to covenant restrictions.

     Under the Amended Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum 1.25 to 1), senior secured debt ratio (maximum 2.00 to 1), leverage ratio (maximum 4.25 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of July 31, 2004, we were in compliance with our covenants. EBITDA should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company’s ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by other companies.

     Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 2,	July 31,
	2004	2003	2004	August 2, 2003
Net earnings (per GAAP basis)	$4,717,240	$410,650	$6,451,620	$5,011,044
Income tax expense	3,347,000	1,608,000	4,752,000	3,866,000
Interest Expense	9,246,585	9,118,594	26,964,215	28,138,198
Depreciation	15,588,261	12,643,294	44,591,150	36,578,183
Amortization	1,244,594	1,686,239	3,660,634	4,919,829

EBITDA	$34,143,680	$25,466,777	$86,419,619	$78,513,254

	Years Ended		Last Twelve Months (LTM)
	November 1,	November 2,	July 31,
	2003	2002	2004	August 2, 2003
Net earnings (per GAAP basis)	$4,361,056	$8,592,810	$5,801,632	$4,364,481
Income tax expense	4,543,000	4,831,000	5,429,000	4,376,000
Interest Expense	36,902,209	35,099,265	35,728,226	36,570,098
Depreciation	49,859,253	44,070,064	57,872,220	48,309,115
Amortization	6,490,262	3,947,529	5,231,067	6,171,283

EBITDA	$102,155,780	$96,540,668	$110,062,145	$99,790,977

     We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of July 31, 2004.

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Cash Obligations	Total	Year	Years	Years	5 Years
Long Term Debt Obligations, including current portion (a)	$57,420,453	$607,783	$56,812,670	$—	$—
Capital Lease Obligations, including current portion	12,695,622	4,067,038	8,358,298	270,286	—
Operating Lease Obligations	37,353,581	15,812,497	20,338,510	1,202,574	—
Capital Expenditure Commitments	10,629,323	10,629,323	—	—	—
Revolving Credit Facility (b)	—	—	—	—	—
Salary Continuation Plan	4,094,107	—	—	—	4,094,107
Obligations Under Stock Bonus Plans	10,484,727	—	—	—	10,484,727
Senior Notes	325,000,000	—	—	—	325,000,000

Total Contractual Cash Obligations	$457,677,813	$31,116,641	$85,509,478	$1,472,860	$339,578,834

	Commitment Expiration by Period
		Less Than 1	1-3	3-5	More Than
Other Commercial Commitments	Total	Year	Years	Years	5 Years
Standby Letters of Credits	$58,499,217	$58,499,217	$—	$—	$—
Revolving Credit Facility (c)	91,500,783	—	91,500,783	—	—

Total Commercial Commitments	$150,000,000	$58,499,217	$91,500,783	$—	$—

(a)	Included in long-term debt obligations are notes payable primarily collateralized by letters of credit and equipment.

(b)	The revolving credit facility’s actual outstanding balance as of July 31, 2004. The revolving credit facility expires in August 2006.

(c)	The revolving credit facility’s unused borrowing balance as of July 31, 2004.

     Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2004 is approximately $120.0 million and $70.0 million in fiscal 2005, a majority of which is expected to be discretionary capital expenditures. Our new facility in the Czech Republic is expected to begin production during the last quarter of fiscal 2004. We expect to have a new site in Louisiana beginning production in the first quarter of fiscal 2005. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Amended Credit Agreement.

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of July 31, 2004, we had approximately $10.5 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

     As of July 31, 2004, we had no off-balance sheet arrangements.

Critical Accounting Policies

     Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Please refer to Note A of our annual audited financial statements included in the “Financial Statements and Supplementary Data” section, in our Form 10-K for the year ended November 1, 2003, for a description of our significant accounting policies. These accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

     Losses on accounts receivable are based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on our allowance for doubtful accounts.

     Property, plant and equipment represent a significant portion of our total assets. We record property, plant and equipment at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. Long-lived assets are tested for impairment when an event occurs that indicates impairment may exist.

Impact of New Accounting Pronouncements

     For information regarding the impact of new accounting pronouncements, see Note C to the unaudited condensed consolidated financial statements within Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Contracts

     At July 31, 2004 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

     On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of July 31, 2004, we recorded an increase of $4,711,202 in other accrued expenses to recognize the decrease in fair value of the swap and a $4,711,202 reduction in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedged liability.

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

     There were no significant changes in internal controls or other factors that could significantly affect Plastipak’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Plastipak’s internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the fall of 1999, North American Container, Inc. (“NAC”) filed suit in the U.S. District Court for the Northern District of Texas (Civil Action No. 3-99CV1749-D), claiming damages in an unspecified amount against Plastipak and 41 other defendants for the alleged infringement of NAC U.S. Patent No. 5,072,841. On April 4, 2000 this patent reissued as patent RE 36,639, with 14 new claims. The new claims were the primary focus of NAC’s case against Plastipak and the major manufacturers, as well as major food and beverage distributors. Plastipak and the other defendants are vigorously defending this claim on the bases of both the invalidity of the patent and on non-infringement. On February 24, 2004, the U.S. District Court entered a judgment of non-infringement of all accused containers for all defendants, and a judgment of invalidity for some of the claims. North American Container has appealed this judgment to the U.S. Court of Appeals for the Federal Circuit and the appeal is in process. It is our continued belief that Plastipak and other defendants will prevail on appeal in this case. As a conservative measure, however, the existing reserve will be maintained, decreased, or increased based on contemporaneously evaluating the status of the ongoing appeal.

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

PLASTIPAK HOLDINGS, INC.

Dated: September 14, 2004	By:	/s/ William C. Young

William C. Young President and Chief Executive Officer

	By:	/s/ Michael J. Plotzke

Michael J. Plotzke, Treasurer and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-31.2	Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002