Form 10-K
period 2004-10-30
PLASTIPAK HOLDINGS INC
filed 2005-01-28
CIK 1161738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of October 30, 2004 was 28,416.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PLASTIPAK HOLDINGS, INC.
FORM 10-K INDEX

i

PART I

     This Form 10-K contains certain “forward-looking statements,” including, in particular, the statements about our plans and strategies, included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Business.” Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Item 1 under the caption “Risks Related to Our Business” and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

ITEM 1. BUSINESS

     Plastipak Holdings, Inc. (“Plastipak”) is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. (“Packaging”), Whiteline Express, Ltd. (“Whiteline”), Clean Tech, Inc. (“Clean Tech”) and TABB Realty, LLC (“TABB”), and a majority of the equity interests of Plastipak Packaging do Brasil, Ltda (“Plastipak Brazil”), through a reorganization (the “Reorganization”). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company that serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brazil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and Manaus. Plastipak Brazil also maintains a sales office in Buenos Aires, Argentina.

     Recently we expanded our operations to include Central Europe by organizing three entities. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly-owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. will serve as a post-consumer recycling operation in Europe. To this end, Clean Tech Slovakia s.r.o. acquired in October 2004 approximately 22 acres of land in the Kechnec Industrial Park, located approximately 10 miles outside the city of Kosice in eastern Slovakia, where we plan to construct this post-consumer recycling facility. Additionally, it is intended that this facility will produce preforms for sale in Eastern and Central Europe.

     All of the Plastipak group of companies are headquartered in Plymouth, Michigan with the exception of our entities in Central Europe and Plastipak Brazil and its subsidiaries.

     Plastipak is a leading manufacturer of plastic packaging containers for many of the world’s largest consumer products companies. During fiscal 2004, we manufactured and distributed approximately 8.5 billion containers worldwide for over 450 customers. In North America, we are the exclusive supplier of plastic containers to Procter & Gamble for heavy-duty, liquid laundry detergents and the largest supplier of plastic containers to Kraft Foods for their salad dressings, barbecue sauces and grated cheeses. We are recognized by our customers as an innovator in blow-molded package design and manufacturing, and we have obtained over 148 U.S. patents, many of which are registered in foreign countries, for our state-of-the-art, package-manufacturing processes. For 37 years, we have worked as a strategic partner with our customers in the early stages of their new marketing initiatives. We provide integrated transportation and logistics services, and satisfy our customers’ needs for recycling, reliability and dependability in plastic packaging. For the year ended October 30, 2004, our revenue was $1.0 billion, our earnings were $9.2 million and our EBITDA was $115.6 million. For reconciliation between net earnings and EBITDA see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     We have increased our revenue between 2000 and 2004 at a compounded annual growth rate (CAGR) of approximately 9.4%. Further, all of our revenue growth has been organic. This continued growth is being driven by the advantages of plastic over glass and metal (e.g., weight, strength and shatter resistance), customer preferences for plastic and technological advances. We believe that we are well positioned to capitalize on the conversion trend and to increase our market share in our product categories.

     To meet the demand of our diverse customer base, we operate fifteen plants in the United States, Brazil, Czech Republic and Slovakia. We locate our manufacturing plants near the filling sites of our key customers. In addition to our track record of innovative design, superior customer service and low-cost manufacturing processes, the proximity of our locations to our key customers helps us retain our major customers. The total square footage of our manufacturing and warehousing facilities is in excess of seven million square feet. We plan to use our relationships with key customers to create new opportunities in North and South America and in Central Europe.

OVERVIEW

     Because our broad range of product lines serves customers in diverse industries and geographic regions, we believe our revenue and cash flow are relatively predictable, reducing our exposure to market or economic fluctuations. We have increased revenue organically between 2000 and 2004 at a CAGR of approximately 9.4%. To support our revenue growth, we have invested approximately $400.0 million in facilities, machinery and equipment over the last five years. We believe our commitment to investing in state-of-the-art facilities, machinery and equipment has resulted in significant additional capacity to serve our customers’ needs, and enables us to produce plastic containers at competitive prices.

     In the year ended October 30, 2004, 66.2% of our revenue was generated by our top ten customers, all of whom are under contracts having terms of between one and five years. The customer, or we however, may terminate these contracts earlier under certain circumstances. Terms and conditions of our customer contracts vary, but in general the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us.

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

     We design, manufacture and distribute plastic containers in four product categories:

•	Carbonated and non-carbonated beverage;

•	Consumer cleaning;

•	Food and processed juices; and

•	Industrial, automotive and agricultural.

OUR PRODUCT CATEGORIES

CARBONATED AND NON-CARBONATED BEVERAGE

     We are a leader in the beverage packaging industry. Our carbonated and non-carbonated beverage business has continued to grow, as plastic has continued to make inroads in replacing other packaging materials, generating 44.1% of our revenues for the year ended October 30, 2004. This product category includes carbonated soft drinks (“CSD”), bottled water, juice drinks and beer. We have seen significant growth in non-CSD demand for PET bottles, which are clear and lightweight, and have become the standard for the bottled water industry. We are one of the largest suppliers of PET bottles used for Pepsi’s Aquafina and Dr Pepper’s Deja Blue water. In addition, we were awarded a long-term contract from the Buffalo Rock Company, the largest independently owned Pepsi franchise, to supply CSD and bottled water containers out of our facility in McCalla, Alabama.

     We are also a leading producer of bottles for the CSD industry, where production complexity is relatively low and production runs are relatively long. We are a leading supplier to Pepsi Cola Bottlers of PET bottles for all of its Pepsi brands, including Pepsi, Diet Pepsi and Mountain Dew. Our other large CSD customers include InBev (South America’s largest brewer and formerly known as AmBev), Beverage Associates (Cadbury Beverages), Dr Pepper/Seven Up Bottling Group, and National Beverage.

CONSUMER CLEANING

     Consumer cleaning container sales provided 29.6% of our revenue for the year ended October 30, 2004. Within this product category, Procter & Gamble and Reckitt Benckiser are among our largest customers. We are the sole supplier for all of Procter & Gamble’s branded heavy-duty, liquid laundry detergent containers in North America, including Tide, Cheer, Era and Gain. We also supply containers for various household products, such as Procter & Gamble’s Bounce and Febreze and Reckitt Benckiser’s Lysol, Resolve and Electrasol. We partner with many of our customers to create distinctive containers such as Procter & Gamble’s award-winning 300-oz. Tide dispenser bottle. We have long been an industry leader in developing new proprietary plastic packaging for consumer cleaning products. We also use many of our patents for value-added features such as in-mold labeling, where a plastic or paper brand label is molded into and becomes part of the actual plastic container in a single process, replacing glued-on, post-manufacture labeling. We use a sophisticated preferential heating process to produce oval PET bottles suitable for trigger spray applications, a product with growing popularity among consumers. We are pursuing significant growth opportunities associated with the continued conversion to HDPE and PET packaging of household cleaners. We continue to grow as liquid detergents, which are primarily packaged in plastic, capture market share from powdered detergents, which are primarily packaged in cardboard.

FOOD AND PROCESSED JUICES

     We produce HDPE, PET and polypropylene (PP) containers for customers in the food industry, with a focus on customers for whom proprietary packaging designs are critical to product identification and distinction. For the year ended October 30, 2004, food and processed juices container sales accounted for 15.0% of our revenue. AC Humko, Ken’s Foods, Kraft Foods, Quaker Oats, Marzetti, The Kroger Company and Tropicana are among our primary customers in this product category. We are the largest supplier of plastic containers to Kraft Foods in North America for their salad dressings, 10-oz. and 18-oz. squeeze mayonnaise and Miracle Whip, barbecue sauces and grated cheeses. We also produce plastic containers for such popular processed foods as coffee creamers, relishes and vegetable oils.

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

     We are increasing our activity and presence in the production of PET bottles required for the hot-fill packaging of shelf-stable juices and juice drinks. The hot-fill process, in which bottles are filled at between 180 to 190 degrees Fahrenheit to kill bacteria, permits the shipment and display of juices and juice drinks without refrigeration. The manufacturing process for hot-fill PET packaging is more demanding than that used for cold-fill beverage containers, and typically involves slower processing speeds, greater shape complexity and heavier weights. In addition, we were awarded a long-term contract from Pepsi to supply Gatorade bottles. In the second quarter of 2004, we began servicing this business out of our facility in Garland, Texas.

INDUSTRIAL, AUTOMOTIVE AND AGRICULTURAL

     Castrol, SOPUS Products (Equilon – Shell), Chevron/Texaco and Old World Industries (Peak) are among our major customers in this product category. To increase our product diversity, we have targeted end markets in this product category, including motor oil, antifreeze, windshield washer fluid and other specialty automotive aftermarket products. We also supply containers for BEHR deck cleaners and BASF chemical products. For the year ended October 30, 2004, industrial, automotive and agricultural container sales generated 5.5% of our revenue.

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

     Our long-term relationships with our customers are strengthened by our ability to meet their need for cooperative package design and development processes. Our skilled and creative engineering staff and location of plants near key customers’ filling facilities encourage continued customer loyalty.

STRATEGICALLY LOCATED, STATE-OF-THE-ART OPERATING FACILITIES

     We serve our U.S. customers through a nationwide network of fifteen strategically located, technologically advanced manufacturing facilities, through our Productivity Center in Jackson Center, Ohio, through our Packaging Development Center in Medina, Ohio, and a network of strategically located warehouse facilities. Brazil is served by manufacturing facilities in Paulinia and Manaus. We began serving Central Europe with our new manufacturing facility in Prague, Czech Republic. Our plants feature top quality injection molding machines, high speed blow molders (including the multi-station GEM-PAK technology, which was developed and patented by our manufacturing and engineering teams), computerized material and inventory handling, and machines modified to allow the quick changeover of molds to meet varying customer needs. Over the last five years, we have invested over $400.0 million in our facilities and state-of-the-art production equipment, which have significantly reduced our costs. Our facilities are strategically located near the filling sites of most of our key customers, which we believe enables us to facilitate just-in-time inventory management, eliminate costly shipping and handling charges, reduce working capital needs and foster the development of long-term manufacturing and distribution relationships. We believe that locating our facilities near our key customers also creates entry barriers for our competition. To enhance the quality of service extended to customers, we maintain a distribution fleet of approximately 300 tractors and 1,100 trailers and offer same-day delivery to many of our customers.

TECHNOLOGY-DEVELOPMENT CAPABILITIES

     We are proud of our industry leading engineering and design capabilities and believe that we often earn and retain business as a result of these skills. Our packaging development and productivity centers have secured over 148 patents and continue to incorporate leading technology into customer-driven applications. We also believe we have a sustainable competitive advantage because we can produce prototypes of new designs with great speed and creativity for our customers. We were able to design and deliver a prototype to a customer just two weeks after they first explained their packaging concept to us. We have re-engineered existing manufacturing equipment to allow quick mold changeovers, reducing the changeover process from days to hours, giving us greater production flexibility.

     Our Packaging Development Center creates innovative product designs for our customers, and our Productivity Center develops major process improvements in the manufacturing of our containers. Our customers rely on our design and technical expertise because brand distinctive package design is a critical component in many of their marketing programs. We have centered a substantial portion of our growth strategy on customers that require custom, as opposed to stock, plastic containers as a critical component of their marketing efforts.

CUSTOMER-ORIENTED CULTURE

     In our 37 years in business, we have created a special culture focused on customer service. Plastipak’s engineering teams participate in the early phases of our key customers’ new marketing initiatives. As an integrated team, we work alongside our customers to shape the design features of new packaging containers and develop new processes and equipment to manufacture those containers. Further, to ensure that our employees’ incentives are aligned with our customers’ objectives, compensation for approximately 500 key-manufacturing employees with leadership responsibility is based on operating and logistics performance measures. We believe these employee incentives will further enhance our strong relationships with key customers, help us attract new customers and allow us to control costs.

MANAGEMENT DEPTH AND EXPERIENCE

     Our management team has an impressive track record of cultivating our customer base of major consumer product companies, launching innovative product designs and achieving profitable, organic growth. Our top 12 senior executives have on average 24 years experience in the industry and 20 years experience at Plastipak. Our executives are invested in our success through their over 90% ownership of our equity (See “Other Risks – Concentration of Ownership of our Common Stock – We are Controlled by the Young Family”). We believe our retention levels are among the highest in the industry.

Our management team includes engineers who have developed many of the processes that we have patented and use to our competitive advantage.

OUR BUSINESS STRATEGY

     Our strategy is to continue to increase our revenues and profitability and to further enhance our leading industry positions. From fiscal 2000 and 2004, we increased our revenues by 43.1% to $1.0 billion, our EBITDA by approximately $46.7 million to $115.6 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and our production volume by 47.5% to 8.5 billion units, all through organic growth. We will continue to prudently invest in production equipment only after establishing contracts with our customers and completing our normal rigorous internal review process. The key components of our strategy include the following objectives:

CAPITALIZE ON CONTINUED INDUSTRY CONVERSION TO PLASTIC CONTAINERS

     We expect the conversion of food products from glass, paper and cans to plastic containers will continue, which we believe is being driven by consumer preference, favorable total packaging economics, technology advances and improved functionality. We are well positioned to capitalize on the continuation of these trends. For example, these trends include hot-filled PET containers, plastic beer containers, various snack, dairy and juice drink applications.

     In addition, we expect that over the next three to five years, as barrier technology progresses, a portion of the single serving beer container market will be converted to plastic, for use in venues where breakage is a concern. Brewers in the beer industry are strongly committed to brand identity and differentiation, and would prefer serving their product to customers in stadiums, concerts, sporting events, and at pools and beaches, in a way that permits them to maintain that identity (rather than in paper or plastic cups). Single serving plastic beer bottles offer that method.

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

EXPAND MARKET SHARE WITH KEY CUSTOMERS

     Our high-quality, low-cost manufacturing capabilities and track record of focused customer service position us well to continue growing market share with our customer base of major consumer product companies. As our customers continue to acquire new businesses and brands, we believe that we will secure additional long-term contracts with them and grow our product offerings. Central to our strategy to expand market share with key customers are the continued:

•	Delivery of focused customer service;

•	Location of facilities close to customer plants;

•	Innovation in packaging design; and

•	Provision of low cost manufacturing processes.

                 We also intend to target strategic new customers who require our core competencies in blow and injection molding.

OUR CUSTOMERS

     Substantially all of our sales are made to major branded consumer products companies, primarily in the United States. Our customers demand a high degree of packaging design and engineering to accommodate complex bottle shapes, performance requirements, materials, speed to market and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of one to five years. All of our top ten customers are under contracts with terms between one and five years. These contracts, however, may be terminated earlier by us or by our customer upon a material breach of the contract or, in some cases in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

     In many cases, we are the sole supplier of all of a customer’s custom plastic bottle requirements nationally, regionally or for a specific brand. Our largest customer is Procter & Gamble. For fiscal 2002, 2003 and 2004, Procter & Gamble accounted for approximately 25%, 27% and 27% of our revenue, respectively. Our largest customers include:

CUSTOMER
CUSTOMER (a)	PRODUCT CATEGORY	SINCE
Procter & Gamble	Consumer Cleaning	Mid 1970s
Reckitt Benckiser	Consumer Cleaning	Mid 1970s
Kraft Foods	Food and Processed Juices	Mid 1980s
Old World	Industrial, Automotive and Agricultural	Mid 1980s
The Kroger Company	Carbonated and Non-Carbonated Beverage, Food and Processed Juices	Late 1980s
National Beverage	Carbonated and Non-Carbonated Beverage	Late 1980s
Pepsi COBO	Carbonated and Non-Carbonated Beverage	Late 1980s
AC Humko	Food and Processed Juices	Early 1990s
PepsiAmerica	Carbonated and Non-Carbonated Beverage	Early 1990s
InBev (Formerly known as AmBev)	Carbonated and Non-Carbonated Beverage	Mid 1990s
Beverage Associates Cooperative
(Cadbury Beverages)	Carbonated and Non-Carbonated Beverage	Mid 1990s
Dr Pepper Bottling Group	Carbonated and Non-Carbonated Beverage	Mid 1990s
Pepsi CPG	Carbonated and Non-Carbonated Beverage	Mid 1990s
SOPUS Products	Industrial, Automotive and Agricultural	Late 1990s
Polar Beverages	Carbonated and Non-Carbonated Beverage	Late 1990s
Quaker Oats	Carbonated and Non-Carbonated Beverage, Food and Processed Juices	Early 2000s
Tropicana	Food and Processed Juices	Early 2000s
Buffalo Rock Company	Carbonated and Non-Carbonated Beverage	Late 2003

     (a) These companies include their predecessors, if applicable.

     While our business is concentrated with our major customers, we believe that our technological skills and low-cost position, coupled with long-term “partnering” relationships with our customers, make the complete loss of any of these major customers less likely. Our ten largest customers have been associated with us for an average of over 15 years.

RAW MATERIALS

     Resin and energy, the principal raw materials of our plastics business, have remained widely available to our U.S. operations, though subject to considerable price volatility. The majority of Plastipak’s customer contracts allow us to pass through resin price increases on 30 days’ notice. Since we usually receive 30 days’ notice of price increases from our resin suppliers, we are generally able to tolerate price increases without substantial harm to profits, although contracts containing pass-through provisions may not be available to us in the future. See “Risks Related to Our Business.” As a major consumer of resin, we also leverage our bulk purchasing power to gain the best possible pricing and terms we can obtain.

     Clean Tech has continued to be able to meet almost all of our needs for post-consumer recycled material. Post-consumer recycled material prices tend to fluctuate in tandem with the virgin resin markets, since demand for post-consumer recycled material increases as prices for virgin material rise above those for post-consumer recycled material.

     Trade restrictions and currency devaluations have driven up the cost of imported resin in Brazil. See “Risks Related to Our Business”.

MANUFACTURING AND DISTRIBUTION

     We serve our customers with a wide range of state-of-the-art manufacturing capabilities and services. Our fifteen manufacturing facilities are strategically located near the filling sites of our key customers. We believe that our proximity to key customers enables us to work closely with our customers, to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs and to foster the development of long-term manufacturing and distribution relationships.

     Over the past decade, we have made significant investments in equipment and manufacturing systems that have been designed to improve product quality and volume, and to enhance manufacturing efficiencies. Our specially designed material handling systems, facilities layout and production equipment give us the flexibility to manufacture products in standard production runs, as well as respond to immediate and specialized customer needs.

     We continue to be an industry leader in production technologies for plastic containers by:

•	Efficiently manufacturing containers with specialized features, such as multiple layers, barrier coatings, in-mold labeling and bottles designed to accommodate trigger sprayers;

•	Improving manufacturing technology to allow ever increasing production volumes without increasing the need for floor space (including the multi-station GEM-PAK, which we developed and patented and which significantly increases production capability as compared to older blow-molding machines); and

•	Making innovative modifications to our blow molders to effect tooling changes in a matter of hours, instead of days, allowing quick shifts in product mix.

     To meet demand and reduce our inventory costs and better serve our customers needs, our facility managers receive real-time order and forecasting information from some of our customers.

     Our subsidiary, Whiteline, is a fully licensed ICC common carrier, and serves approximately 70% of our transportation needs. With Whiteline’s fleet of approximately 300 tractors and 1,100 trailers, we offer same-day delivery to many of our customers.

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

     We are capable of generating new product designs within weeks of customer requests. We also believe that our customized designs help our customers differentiate their products in the marketplace while also improving the appeal and performance of their products. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container product markets where the ability to produce sophisticated package designs and deliver high quality graphics at a reasonable cost is crucial to a product’s success. Additionally, we have the engineering capabilities in-house to create new machines, which can more efficiently produce the proprietary products developed for our customers. We plan to continue to invest in research and development efforts and to focus on product, process and packaging innovation in order to remain competitive and better service our customers. Packaging development expenses were approximately $8.6 million, $8.0 million and $8.0 million for fiscal 2002, 2003 and 2004, respectively.

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

FOREIGN OPERATIONS

     Since 1996, we have expanded our operations into South America. We are working to leverage our relationships with new customers in Brazil into new opportunities in North and South America. Our initial operation was a plant located in suburban Sao Paulo (Paulinia), Brazil. We have a facility in Manaus, an area with favorable tax incentives in the state of Amazonia, Brazil. We also have a sales office in Buenos Aires, Argentina. Our Brazilian net revenue has grown 66% from 2000 to 2004 to $105.3 million for the year ended October 30, 2004. We believe that the global trend in the conversion of glass, metal and paper to plastic packaging will continue, particularly in the developing world, as consumer economies expand and industrialization continues.

     We have established three entities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o. and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Production for one of our major customers began in the fall of 2004. Currently we employ 15 employees and plan to hire approximately 10 additional people to support the new site.

     Plastipak Slovakia is serving as our technical and business center for Europe. Plastipak Slovakia has begun providing sales, marketing and administrative services for Central Europe. Certain machine parts have already been ordered through this office and are under evaluation at our equipment development center.

     In October 2004, Clean Tech Slovakia s.r.o. acquired from the Municipality of Kechnec, Slovakia, approximately 22 acres of land in the Kechnec Industrial Park, located approximately 10 miles outside the city of Kosice. In addition, it received written notice from the Recycling Fund, a business development arm of the federal government of Slovakia, of its award of 100 million Slovak Crowns, approximately U.S. $3.0 million, to be used in accordance with Clean Tech Slovakia s.r.o.’s application to the Recycling Fund for its projects in Slovakia. We plan to construct a post-consumer recycling facility and produce preforms for sale in Eastern and Central Europe from this location. It is anticipated that the total initial investment will not exceed $20.0 million.

COMPETITION

     We face substantial competition throughout our four product categories from a number of well-established national and regional companies. Our primary national competitors include Amcor PET Packaging, Graham Packaging Company, Consolidated Container Company, Constar International, Ball Plastics, Liqui-Box Corporation and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods.

INTELLECTUAL PROPERTY

     We own over 148 U.S. patents, and have over 95 patent applications currently pending at the United States Patent and Trademark Office. In addition, over 268 foreign patents have been issued and are currently active, and approximately 134 are pending, although not all of our U.S. patents are registered in foreign countries. Our patents include patents for our GEM-PAK molding system, a gas clamping electronically controlled molding machine.

     We are continually developing new patents. Because our patented packaging designs create goodwill and result in product differentiation, we believe that these intellectual property assets are important to our business. Our business is not dependent on any one of these patents, since plastics manufacturing technology continues to move forward rapidly. Patent protection, however, serves to keep the new technologies we develop proprietary, giving us a short, but important, window of competitive advantage.

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

     We have also licensed or sub-licensed certain of our intellectual property rights to third parties. These range from trimming systems that eliminate any plastic waste or “chips” from containers to our unique “in-mold labeling” equipment for bottle decoration. Some bottle designs are also licensed for revenue generation. In some cases, patented bottle designs are assigned or used by our customers, as their needs arise. Since our unique customer relationships allow us to be in on the ground floor in bottle design development, our customers often attain patent coverage for our joint design efforts.

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

     In addition, a number of governmental authorities in the United States and in other countries have enacted and are expected to continue to enact legislation aimed at reducing the amount of disposed plastic wastes. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise affect our business. To date, these initiatives and developments have not materially and adversely affected us. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic. Our subsidiary, Clean Tech, is among the top 20 suppliers of post-consumer recycled materials in the United States. Clean Tech supplies the majority of Plastipak’s post-consumer recycled materials needs.

EMPLOYEES

     We have approximately 3,700 non-union employees in the U.S. and 150 unionized employees in Brazil. To support our operations in Europe, we have employed approximately 15 employees. Given the seasonality of the plastic bottling industry, we expect to continue to employ temporary and seasonal workers during peak production months, in both the United States and Brazil. We have not had any material labor disputes in the past five years and consider our relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

COMPETITION — WE FACE CONSIDERABLE COMPETITIVE RISKS.

     We face substantial competition from a number of well-established national and regional companies. Our primary national competitors include Amcor PET Packaging, Consolidated Container Company, Constar International, Graham Packaging Company, Ball Plastics, and Silgan Holdings, Inc. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as Dean Foods, The Kroger Company, The Perrier Group of America and Suiza Foods. Many of our competitors have financial and other resources that are substantially greater than ours. In order to compete successfully, we will need to continue to make substantial capital expenditures to develop new products and streamline our manufacturing processes. Competition in our industry could negatively affect our business operations.

CONCENTRATION OF CUSTOMERS — WE HAVE SEVERAL MAJOR CUSTOMERS, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     For the fiscal year ended October 30, 2004, our largest single customer accounted for approximately 27% of our revenue. Our ten largest customers accounted for approximately 66.2% of our revenue. The termination by any of these customers of their relationship with us could have a material adverse effect on our business and results of operations. All of our top ten customers are under contracts with terms of between one and five years. In general, these contracts are requirements contracts that do not obligate our customers to purchase any specific minimum product from us. These contracts may be terminated by us or by our customer prior to their expiration dates upon a material breach of the contract or, in some cases, in the event we determine it is not in our best interest to change our terms and conditions through the procedures outlined in the contract to meet competitive prices. Our customers have requested competitive price reductions from time to time in the past under their contracts with us.

ECONOMIC AND POLITICAL RISK IN SOUTH AMERICA AND EUROPE — WE HAVE SPECIAL RISKS ASSOCIATED WITH OUR SOUTH AMERICAN AND EUROPEAN OPERATIONS.

     We have significant operations in Brazil. We currently have two plants located in Brazil. We also have a sales office in Buenos Aires, Argentina. For the year ended October 30, 2004, net sales of our Brazilian subsidiaries totaled approximately $105.3 million, representing approximately 10.0% of our worldwide revenue for such period. We experienced a net loss of approximately $6.0 million on our Brazilian sales for the year ended October 30, 2004.

     Our results to date in Brazil have been less than we expected, as currency devaluations, high interest rates, inflation, import restrictions and a legal system which makes it difficult to enforce contracts have reduced both revenue and profits. Import duties on equipment needed to upgrade our production capabilities in Brazil are significant. We are working diligently to improve and expand our operations in Brazil to make them profitable, but we cannot assure you that our Brazilian operations will ever become profitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Foreign Operations.”

     The following factors create higher risks to our South American and European operations than we experience in the United States:

•	High nominal interest rates;

•	Limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments;

•	Imposition or increase of withholding and other taxes on remittances and other payments;

•	Inability to fully utilize foreign tax credits and fully pass through foreign losses here in the U.S. due to limitations imposed by U.S. tax laws;

•	The potential for political instability and inflation and the imposition or increase of restrictions on investments and other restrictions by foreign governments;

•	Inability of our foreign subsidiaries to enforce certain of their key agreements through the legal systems in South America and Central Europe;

•	and changes in tax laws.

CURRENCY FLUCTUATIONS — WE HAVE SIGNIFICANT FOREIGN EXCHANGE RISKS WITH RESPECT TO OUR BRAZILIAN AND EUROPEAN OPERATIONS THAT WE CANNOT CONTROL.

     In general, our results of operations are partially affected by changes in foreign exchange rates. Our Brazilian contracts are priced in U.S. dollars; however, we invoice our customers in the Brazilian Real and Argentine Peso, respectively. We have experienced several significant devaluations of Brazil’s currency, despite “make whole” agreements in our contracts, some of our customers agreed to only partial price increases. These increases accounted for only a portion of the cost to us of devaluation, leading to a reduction in our gross margin in Brazil.

     Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a portion of our cash flow is generated in the Brazilian Real. Significant changes in the value of the Brazilian Real relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the exchange notes and borrowings under the Amended Credit Agreement. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks. It is expected that the volatility in currency exchange rates will continue to have a material effect on the financial condition or results of operations of our foreign subsidiaries. We expect that the portion of our revenue denominated in non-dollar currencies will continue to increase in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Changes in Exchange Rates.” In addition, the value of our investment in Plastipak Brazil is partially a function of the currency exchange rate between the U.S. dollar and the Brazilian Real.

     Any change in value of the Euro as compared to the U.S. dollar may impact start-up costs and results of operations associated with our new activities in Central Europe. We have not executed hedge transactions to endeavor to reduce our exposure to foreign currency exchange rate risks, and do not believe that hedging is a viable option for us in the immediate future.

FUTURE CAPITAL REQUIREMENTS — IF WE CANNOT OBTAIN THE FUNDS TO MAKE THE SIGNIFICANT CAPITAL EXPENDITURES THAT OUR BUSINESS WILL REQUIRE, WE MAY NOT BE ABLE TO MAINTAIN OUR CURRENT LEVEL OF OPERATIONS OR GROW OUR BUSINESS.

     To fund our growth plans and maintain our current level of operations, we will continue to make substantial capital expenditures for product development and improvements in our manufacturing processes. In fiscal 2003 and 2004, we made capital expenditures, including the assumption of capital leases, of approximately $107.3 million and $121.6 million, respectively. We estimate that capital expenditures in each of fiscal 2005 and 2006 will be approximately $85.0 million and $70.0 million, respectively. In addition, we may be required to make additional investments as the demands of our industry and our customers evolve. We may not be able to fund any necessary investments, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

ACQUISITION STRATEGY — WE COULD FACE CONSIDERABLE BUSINESS AND FINANCIAL RISKS IN IMPLEMENTING OUR ACQUISITION STRATEGY.

     Our growth strategy may include acquisitions of other consumer goods packaging businesses, although we do not currently have any commitments or agreements with respect to any such acquisitions. Risks we could face with respect to acquisitions include:

•	Problems in assimilating operations, technologies, services and products;

•	Diversion of management’s attention from existing business concerns; and

•	Incurrence of debt and contingent liabilities.

     Any of these risks could have a material adverse effect upon our business, financial condition and results of operations. We may not be successful in consummating future acquisitions on favorable terms or at all.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND DEPENDENCE ON RESIN SUPPLIERS — WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH FLUCTUATIONS IN THE PRICES OF RESIN.

     We face the risk that our access to resin is interrupted or that we may not be able to purchase it at competitive prices. We use large quantities of plastic resins in manufacturing our products. Plastic resins accounted for a major portion of our cost of goods sold in fiscal 2004. Plastic resins are subject to substantial price fluctuations caused by shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We may experience supply interruptions in the future. Our purchases of raw materials are subject to market prices. Although we generally have pass through provisions in many of our customer contracts, market conditions may not permit us to pass through any future raw material price increases. The inability to procure resin or significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, would have a material adverse effect on our financial condition and results of operations. Furthermore, a significant increase in resin prices could slow the pace of conversion from paper, glass and metal containers to plastic containers to the extent that these costs are passed on to the customer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Raw Materials.”

DEPENDENCE ON KEY PERSONNEL — WE ARE DEPENDENT ON SEVERAL KEY SENIOR MANAGERS, THE LOSS OF WHOM COULD HAVE A MATERIAL EFFECT ON OUR BUSINESS AND DEVELOPMENT.

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

OTHER RISKS

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK — WE ARE CONTROLLED BY THE YOUNG FAMILY.

     William C. Young, our Chief Executive Officer, and members of his immediate family own over 90% of our common stock on a fully diluted basis and, therefore, control our board of directors. As a result, the Young family will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. Circumstances may occur in which the interests of the Young family could be in conflict with the interests of the holders of our 10.75% Senior Notes.

REGULATION — OUR OPERATIONS AND PRODUCTS ARE SUBJECT TO SUBSTANTIAL ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS.

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

PRODUCTS LIABILITY RISK — WE FACE PRODUCTS LIABILITY RISK. IN ADDITION, OUR BUSINESS IS EXPOSED TO THE PRODUCTS LIABILITY RISK OF OUR CUSTOMERS .

     Because our plastic containers are used for consumer products, our business is exposed to products liability risk and the risk of negative publicity. The amount and scope of our product liability insurance may not be adequate to cover a products liability claim that is successfully asserted against us.

     In addition, we are exposed to the products liability risk and negative publicity of our customers and suppliers. Because many of our customers are carbonated soft drink, dairy, water and branded consumer products companies, with their own products liability risk, our sales may decline if any of our or our competitors’ customers are sued on a products liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers’ products in our containers.

INTELLECTUAL PROPERTY PROTECTION — WE ENJOY LIMITED PROTECTION FOR OUR INTELLECTUAL PROPERTY, AND ARE SUBJECT TO A PATENT INFRINGEMENT CLAIM.

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

     In 1999, North American Container filed a lawsuit against us and 41 other defendants claiming some of our products infringe one of their patents and requesting an unspecified amount in damages. See “Item 3 — Legal Proceedings”. Discovery has been completed. On February 24, 2004, the U.S. District Court entered a judgment of non-infringement of all accused containers for all defendants, and a judgment of invalidity for some of the claims. North American Container has appealed this judgment to the U.S. Court of Appeals for the Federal Circuit and the appeal is in process. If we do not prevail in the litigation, our business and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 41605 Ann Arbor Road, Plymouth, Michigan 48170. We occupy a number of owned and leased properties located throughout the United States, Brazil, Argentina and the Slovak and Czech Republics for our technical centers, manufacturing plants, corporate headquarters and sales offices. We currently utilize 42 facilities, 16 of which we own and 26 of which we lease. Our interests in all of our U.S. facilities are pledged to secure our current credit facility. Of these 42 facilities, 38 are located in the United States, 2 are located in South America and 2 are located in Central Europe.

     The Company acquired two additional parcels of land in 2004, one in Brazil and one in Slovakia. In Brazil, we foreclosed in payment of a debt on a piece of land aggregating 132,396 square feet in the state of Pernambuco. We currently lease the approximately 45,208 square foot warehouse facility to a third party. In Slovakia, Clean Tech Slovakia s.r.o. acquired in October 2004 approximately 22 acres of land in the Kechnec Industrial Park, located approximately 10 miles outside the city of Kosice in eastern Slovakia, from the Municipality of Kechnec. We plan to construct a post-consumer recycling facility and manufacture performs for sale in Eastern and Central Europe at this location.

The following table lists the location, square footage, and principal use and ownership interest in our facilities.

LOCATION	SQUARE FOOTAGE	PRINCIPAL USE	OWNED/LEASED
Jackson Center, OH	66,000	Productivity Center	Owned
Medina, OH	13,200	Packaging & Development Center	Owned
Champaign, IL	683,300	Manufacturing	Owned
Dundee, MI	135,300	Manufacturing	Owned
East Longmeadow, MA	262,700	Manufacturing	Owned
Garland, TX	415,900	Manufacturing	Owned
Highland, TX	84,100	Manufacturing	Owned
Jackson Center, OH	995,300	Manufacturing	Owned
Lima, OH	126,600	Warehouse	Owned
Manaus, Brazil	82,600	Manufacturing	Owned
McCalla, AL	296,300	Manufacturing	Owned
Medina, OH	279,600	Manufacturing	Owned
Paulinia, Brazil	177,400	Manufacturing	Owned
Pineville, LA	566,000	Manufacturing	Owned
Plant City, FL	78,400	Manufacturing	Owned
Westland, MI	184,600	Manufacturing	Owned
Alsip, IL	204,586	Manufacturing, Warehouse	Leased
Alsip, IL	100,000	Warehouse	Leased
Atlanta, GA	76,800	Warehouse	Leased
Ayer, MA	77,000	Warehouse	Leased
Canton, MI	35,000	Warehouse	Leased
Canton, MI	24,174	Warehouse	Leased
Champaign, IL	187,000	Warehouse	Leased
Champaign, IL	208,630	Warehouse	Leased
Champaign, IL	85,000	Warehouse	Leased
Champaign, IL	145,000	Warehouse	Leased
Champaign, IL	8,285	Warehouse	Leased
Dallas, TX	208,712	Warehouse	Leased
Garland, TX	200,000	Warehouse	Leased
Channelview, TX	140,000	Warehouse	Leased
Lakeland, FL	127,200	Warehouse	Leased
Lima, OH	100,000	Warehouse	Leased
Lima, OH	100,000	Warehouse	Leased
Lima, OH	60,000	Warehouse	Leased
Medina, OH	75,500	Warehouse	Leased
Medina, OH	6,000	Warehouse	Leased
Medina, OH	74,000	Warehouse	Leased
Romulus, MI	246,750	Warehouse	Leased
Westland, MI	12,000	Warehouse	Leased
Plymouth, MI	32,000	Truck Garage	Leased
Plymouth, MI	129,783	Headquarters	Leased
Bratislava, Slovak. Rep.	10,000	Development Center	Leased
Prague, Czech Rep.	80,000	Manufacturing	Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURTIES

     There is no public market for Plastipak Holdings, common equity.

     On October 27, 2004, Gene Mueller exercised 100 options under the 2002 Restricted Stock Bonus Plan. See Item 11, “Executive Compensation”. We received $100.00 of net proceeds upon Mr. Mueller’s exercise of these options. The issuance of 100 shares of common stock to Mr. Mueller upon the exercise of these options was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five fiscal years ended October 30, 2004 were derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	Year Ended
	2000		2001		2002		2003		2004
			(dollar amounts in thousands)
Statements of Operations Data:
Total Revenues	$701,872		$809,774		$812,190		$897,829		$1,004,045
Costs and expenses	625,691		709,012		697,001		777,670		874,301

Gross Profit	76,181		100,762		115,189		120,159		129,744
Selling, general and administrative expenses	50,958		64,477		68,506		74,965		80,034

Operating profit	25,223		36,285		46,683		45,194		49,710
Interest expense	27,028		28,956		35,099		36,902		35,780
Other income	(1,418)		(3,102)		(1,840)		(612)		(253)

(Loss) earnings before income taxes and change in accounting principle	(387)		10,431		13,424		8,904		14,183
Income taxes	(2,180)		3,284		4,831		4,543		4,993

Earnings (loss) before cumulative effect of change in accounting principle	1,793		7,147		8,593		4,361		9,190
Cumulative effect of change in accounting principle (a)	—		3,125		—		—		—

Net earnings	$1,793		$10,272		$8,593		$4,361		$9,190

Supplemental Measures:
EBITDA (b)	$68,886		$84,099		$96,541		$102,156		$115,610
Ratio of net debt to EBITDA (c)	3.73	x	3.32	x	3.33	x	3.42	x	3.29	x
Ratio of EBITDA to interest expense	2.55	x	2.90	x	2.75	x	2.77	x	3.23	x
Balance Sheet Data (at end of period):
Adjusted working capital (d)	$23,920		$31,480		$31,772		$22,580		$19,782
Total assets	421,108		505,055		569,598		604,683		669,857
Total debt	260,200		333,062		387,815		386,895		391,925
Stockholders’ equity	22,592		29,467		37,284		40,945		48,810

(a)	A gain was recorded for a change in accounting principle due to a change in accounting for parts and supplies. Through October 30, 1999, Packaging expensed parts and supplies utilized in its manufacturing facilities. Effective October 31, 1999, these items are inventoried and are charged to expense when used. Due to increased volume of purchases of such items, management believes that this method is preferable and it provides for a better matching of revenues and expenses. The financial statements for the years preceding the fiscal year ended October 28, 2000 have not been restated. See Note N to the consolidated financial statements included in Plastipak’s 10-K for fiscal year ending November 2, 2002 filed on January 31, 2003.

(b)	EBITDA represents earnings (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not presented as, and should not be considered an alternative measure of operating results or cash flows from operations (as determined by generally accepted accounting principles), but it is a widely accepted financial indicator of a company’s ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by our competitors.

(c)	Net debt equals total debt less cash and cash equivalents.

(d)	Adjusted working capital represents current assets less cash and cash equivalents minus current liabilities less short-term debt and current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the “Risk Related to Our Business” section for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

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

     We recently organized three entities in Central Europe. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly-owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. will serve as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. will serve as a post-consumer recycling operation in Central Europe and produce performs for sale in Eastern and Central Europe.

     All of the Plastipak group of companies are headquartered in Plymouth, Michigan with the exception of our entities in Central Europe and Plastipak Brasil and its subsidiaries.

Results of Operations

     We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002 were 52 weeks long.

     Listed in the table below are our revenue and related percentages of revenue for the years ended October 30, 2004, November 1, 2003 and November 2, 2002. Our revenue has been achieved organically due to increased business with new and existing customers.

	Consolidated Revenue By Product Category
	Year Ended		Year Ended		Year Ended
	October 30, 2004		November 1, 2003		November 2, 2002
	(dollar amounts in thousands)
Carbonated and non-carbonated beverage revenue	$442,176	44.1%	$404,179	45.0%	$362,678	44.7%
Consumer cleaning revenue	$297,618	29.6%	$276,325	30.8%	$242,106	29.8%
Food and processed juice revenue	$151,103	15.0%	$114,092	12.7%	$110,146	13.6%
Industrial, agricultural and automotive revenue	$54,891	5.5%	$49,003	5.5%	$41,752	5.1%
Other revenue (a)	$58,257	5.8%	$54,230	6.0%	$55,508	6.8%

Total revenue	$1,004,045	100.0%	$897,829	100.0%	$812,190	100.0%

(a)	Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

Year Ended October 30, 2004 compared to year ended November 1, 2003

Revenue

     Revenue increased 11.8% to $1.0 billion for the year ended October 30, 2004 while unit sales increased 14.4% for the period to 8.5 billion units as compared to the year ended November 1, 2003. Significant increases in our food and processed juice category, strong unit volume growth in Brazil and consistent performance in our carbonated and non-carbonated beverage category contributed to these results. Revenues in Brazil increased during the period with revenue up 22.6% and unit sales increasing 20.3%. In the U.S., we continue to benefit from consumer’s preference for rigid plastic containers. In the U.S., volume gains were attributable primarily to the expansion of our food and processed juice category and the addition of new products and new customers served by our new manufacturing facilities in Florida and Alabama. An increase in resin prices over the prior year also contributed to the increase in revenues. Using industry standard price data, we estimate that higher resin prices would have resulted in approximately a $45.0 million increase in revenues for year ended October 30, 2004. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business.

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 9.4% to $442.2 million in 2004 with unit volume up 12.3% over 2003. This revenue increase of $38.0 million was split between the U.S. and Brazil with U.S. sales up $19.2 million and Brazil sales up $18.8 million. Given the current revenue base in each region, Brazil posted a higher percentage increase in revenue with sales up 22.6% versus a gain of 6% for the U.S. Unit sales in the U.S. grew by 9.5% during 2004 with unit sales in Brazil up 20.3%.

•	Consumer cleaning revenue increased 7.7% to $297.6 million during the year ended October 30, 2004. Unit volume increased 1.8% over 2003 levels. These increases were primarily driven by continued growth in the liquid laundry detergent business, where consumers are shifting from powdered to liquid laundry detergents as well as gains in automatic dish detergents, hard surface cleaners and the overall household cleaner market. Increased demand for liquid detergent containers was offset by our exit from a piece of high volume low margin business in this category.

•	Food and processed juice revenue and unit volume increased significantly during the year ended October 30, 2004 compared to the year ended November 1, 2003. During fiscal 2004, revenue in this category increased 32.4% to $151.1 million, with unit volume up 34.8%. This growth was fueled by two major initiatives. We expanded our hot fill business during the year and commercialized an initiative in the isotonic beverage sector. Additionally, we began commercial production of several multi-layer barrier packages for product in the food category.

•	Industrial, agricultural and automotive revenue increased 12.0% to $54.9 million with unit sales increasing 4.1% during the year ended October 30, 2004. These increases were the result of continued growth of the multi-quart motor oil market, where demand is shifting from single-quart oil packages to larger, multi-quart packages that often represent a better value to consumers. Increases with our core customers in the antifreeze market also contributed to the growth in the period.

•	Other revenue increased 7.4% to $58.3 million. The increase in other revenue was a combination of increased sales volume associated with health, personal care, distilled spirits and increased freight and other miscellaneous revenue.

Gross Profit

     Gross profit increased 8.0% to $129.7 million for the year ended October 30, 2004. The increase in gross profit was attributable to higher unit sales volume and improved operating performance. The increase in gross profit was offset by price reductions of approximately $18.2 million implemented to extend customer contracts and increased operating costs associated with the start-up of several new product lines and the addition of our new facility in Louisiana. Gross profit as a percent of revenue decreased to 12.9% as compared to 13.4% in the prior year. The erosion of gross profit as a percentage of revenue was due to the factors mentioned above and to higher resin costs that increased revenue without increasing associated gross profit.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) for the year ended October 30, 2004 increased 6.8% to $80.0 million. Increases in compensation, benefits, taxes, travel expenses, contributions and administrative fees related to the start up of our European operations offset by a decrease in bad debt expense and legal fees were the primary factors contributing to the $5.1 million increase in SG&A. As a percentage of revenue, SG&A decreased to 8.0% for the year ended October 30, 2004 from 8.3% for the year ended November 1, 2003.

Interest Expense

     Interest expense decreased $1.1 million to $35.8 million for the year ended October 30, 2004, as compared to $36.9 million for the year ended November 1, 2003. The decrease in interest expense was primarily attributable to interest earned from interest rate swaps entered into on March 11, 2003, an increase in capitalized interest and a decrease in interest rates and interest expense associated with our South American operations.

Other (Income) and Expense

     Other income decreased by $0.4 million to $0.3 million for the year ended October 30, 2004. The decrease was primarily related to a loss on the disposition of fixed assets of approximately $1.8 million offset by a change of $1.5 million in foreign currency exchange rates.

Income Tax Expense (Benefit)

Provision for income taxes was a $5.0 million expense for the year ended October 30, 2004 as compared to a $4.5 million expense for the year ended November 1, 2003. Income before taxes was $14.2 million for the year ended October 30, 2004 as compared to $8.9 million of income before taxes for the year ended November 1, 2003. The effective rate was 35.0% for the year ended October 30, 2004 as compared to 51.0% for the year ended November 1, 2003. The increase in the effective tax rate for the year ended November 1, 2003 was due to the accounting of a change in estimate of prior year book and tax differences, and the settlement of prior period tax liabilities.

Net Earnings

     Net earnings increased by $4.8 million to net earnings of $9.2 million for the year ended October 30, 2004 from net earnings of $4.4 million for the year ended November 1, 2003. An increase in gross profit, favorable foreign currency exchange rates and a decrease in interest expense offset by an increase in selling, general and administrative expenses resulted in an increase in net earnings over the prior year.

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

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 11.4% to $404.2 million in 2003 with unit volume up 9.7% over 2002. Revenue gains for 2003 were evenly split between the U.S. and Brazil, each up approximately $20.0 million. Unit volume grew at a higher rate in Brazil, driven by strong preform sales, with Brazil unit volume up 26.4% and U.S. unit volume up 4.8% during 2003. The difference between the revenue and unit volume increases posted was largely attributable to higher average raw material prices for the period that were passed through to customers in the form of higher selling prices.

•	Consumer cleaning revenue increased 14.1% to $276.3 million during the year ended November 1, 2003 with unit volume up 9.0% over 2002 levels. These gains were primarily a result of two factors: new product and customer sales during the year combined with solid gains by current customers in the liquid detergent and household cleaner markets. In addition, higher HDPE material prices which converted into higher selling prices contributed to the increase in consumer cleaning revenue as compared to the year ended November 2, 2002.

•	Our food and processed juice product category reported higher unit and dollar sales in 2003. For the year ended November 1, 2003, unit volume increased 8.5% and sales revenue increased 3.6% over 2002. The addition of new products in the juice, cooking oil and condiments areas, combined with consistent performance from our core product offerings, were key to our success in this area for the year ended November 1, 2003.

•	Industrial, agricultural and automotive revenue increased in both units and dollar sales for 2003. Revenue in this category increased 17.4% to $49.0 million with unit sales increasing 12.2% during the year ended November 1, 2003. These increases were driven primarily from increased large bottle sales used in the multi-quart oil market and anti-freeze market along with new volume awards in the product category.

•	Other revenue decreased 2.3% to $54.2 million. Other revenue, which includes our health, personal care, distilled spirits, freight and other miscellaneous revenue, posted decreases in both revenue and sales units during 2003. This decrease is attributable mainly to a decrease in sales volume in the health, personal care and distilled spirits revenue.

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

     During the year ended October 30, 2004, we spent approximately $110.7 million and assumed $11.0 million in capital lease obligations to cover the capital requirements of our operations. We expect to incur capital expenditures of approximately $85.0 million in fiscal 2005 and $70.0 million in 2006.

     We have established three entities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o. and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Production for one of our major customers began in the fall of 2004. Currently we employ 15 employees and plan to hire approximately 10 additional people to support the new site.

     Plastipak Slovakia is serving as our technical and business center for Europe. Plastipak Slovakia has begun providing sales, marketing and administrative services for Central Europe. Certain machine parts have already been ordered through this office and are under evaluation at our equipment development center.

     In October 2004, Clean Tech Slovakia s.r.o. acquired from the Municipality of Kechnec, Slovakia, approximately 22 acres of land in the Kechnec Industrial Park, located approximately 10 miles outside the city of Kosice. In addition, it received written notice from the Recycling Fund, a business development arm of the federal government of Slovakia, of its award of 100 million Slovak Crowns, approximately U.S.$3.0 million, to be used in accordance with Clean Tech Slovakia s.r.o.’s application to the Recycling Fund for its projects in Slovakia. We plan to construct a post-consumer recycling facility and produce preforms for sale in Eastern and Central Europe from this location. It is anticipated that the total initial investment will not exceed $20.0 million.

     We had positive cash flow from operating activities of $96.1 million, which in part funded our capital expenditures of approximately $110.7 million. The remaining balance of capital expenditures was covered by cash and cash equivalents and by financing activities including the assumption of capital lease obligations.

Seasonality

     The carbonated soft drink (CSD) and, to a lesser extent, the other beverage portions of our business are highly seasonal, with peak demand during warmer summer months, and reduced demand during the winter. We normally add temporary staff and build inventory of products for our CSD and water customers in anticipation of seasonal demand in the quarter preceding the summer.

Inflation

     We use large quantities of plastic resins in manufacturing our products. These resins accounted a major portion of our cost of goods sold in the year ended October 30, 2004, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into three-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

Effect of Changes in Exchange Rates

     In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices is pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the Euro as compared to the U.S. dollar may impact start-up costs associated with our new entities in Central Europe. Exchange rate fluctuations resulted in a gain of approximately $0.5 million for the year ended October 30, 2004.

Liquidity and Capital Resources

     Net cash provided from operating activities increased 27.3% to $96.1 million for the year ended October 30, 2004 as compared to the year ended November 1, 2003. The increase in cash was primarily the result of an $11.2 million increase in non-cash expenses that include items such as depreciation and amortization, bad debt expense, deferred income tax expense, and foreign currency translation combined with an increase of $4.8 million in operating performance. In addition, changes in net working capital and other asset and liabilities contributed $4.6 million to the increase in cash. The changes in working capital and other assets and liabilities resulted from increases in other liabilities and accounts payable offset by increase in accounts receivable and prepaid expenses. Increases in other liabilities were primarily due to deposits received for customer projects and advance from customers. The increase in accounts receivable was due to new business and plant expansions. Prepaid expenses increased primarily due to payments made for customer mold and tooling projects and prepaid taxes related to the excise manufacturing tax in Brazil.

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

     Net cash used in investing activities was $112.8 million and $101.3 million for fiscal 2004 and 2003, respectively. Investing activities consisted primarily of the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities. For the years ended October 30, 2004 and November 1, 2003 property, plant and equipment acquisitions using cash were $110.7 million and $100.8 million, respectively. In 2004 and 2003, intangible asset acquisitions to extend customer contracts were $4.5 million and $1.8 million, respectively. For the year ending November 1, 2003, the acquisition of intangible assets decreased by $5.6 million to $1.8 million. The decrease is primarily related to customer contracts acquired by our South American operations in fiscal 2002. For fiscal year 2002 net cash used in investing activities was $89.6 million. Investing activities were primarily attributed to the acquisition of property and equipment. During fiscal year 2004, 2003 and 2002, we acquired equipment through the assumption of capital lease obligations of $11.0 million, $6.5 million and $2.4 million, respectively.

     Net cash used in financing activities was $8.7 million and $3.1 million for the years ended October 30, 2004 and November 1, 2003, respectively. In 2004, cash was primarily used to make principal payments on long-term obligations. In the year ended November 1, 2003, net cash of $6.3 million was used to make principal payments on long-term obligations. The use of cash was offset by net proceeds from long-term obligations of $3.2 million. For the year ended November 2, 2002 net cash provided by financing activities was $50.4 million mainly due to the sale of $50.0 million total principal Senior Notes. The proceeds from the sale were used for general corporate purposes, including working capital and capital expenditures in fiscal 2002 and 2003.

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

     The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. In fiscal 2002 and 2003, we used the net proceeds from the August 20, 2001 and September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

     On January 28, 2005, we entered into the Fifth Amended and Restated Revolving Credit Agreement which allows us to borrow up to $300.0 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, the lesser of 65% of the value of eligible domestic inventory or $60.0 million and 50% of the value of domestic equipment plus 65% of eligible real estate. The Fifth Amended and Restated Revolving Credit Agreement has a five-year term. Interest under the agreement is payable at 175 to 325 basis points per annum over Eurodollar or at prime rates, as we select. The Fifth Amended and Restated Revolving Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Fifth Amended and Restated Revolving Credit Agreement and Plastipak guarantees obligations under the Fifth Amended and Restated Revolving Credit Agreement. As of October 30, 2004, when the maximum amount we could borrow under the Amended Credit Agreement was $150.0 million, $58.5 million in letters of credit were outstanding under the Amended Credit Agreement and we had $91.5 million available for borrowing.

     We entered into the Fifth Amended and Restated Revolving Credit Agreement for general business needs including the possible repurchases of the Senior Notes and the acquisition of machinery and equipment.

     Under the Fifth Amended and Restated Credit Agreement we are required to calculate EBITDA because covenants in our debt agreement are tied to ratios based on that measure. For instance, the covenants under the Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum 1.25 to 1), senior secured debt ratio (maximum 3.00 to 1), leverage ratio (maximum 4.85 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. These covenants will be effective for the first quarter of fiscal 2005. As of October 30, 2004, we were in compliance with our covenants under the Fourth Amended and Restated Credit Agreement.

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

     Our Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. A reconciliation between net earnings and EBITDA is calculated as follows:

	Years Ended
		November 1,	November 2,
	October 30, 2004	2003	2002
Net earnings (per GAAP basis)	$9,189,969	$4,361,056	$8,592,810
Income tax expense	4,993,000	4,543,000	4,831,000
Interest expense	35,779,601	36,902,209	35,099,265
Depreciation	60,701,290	49,859,253	44,070,064
Amortization	4,946,455	6,490,262	3,947,529

EBITDA	$115,610,315	$102,155,780	$96,540,668

     We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of October 30, 2004.

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Cash Obligations	Total	Year	Years	Years	5 Years
Long Term Debt Obligations, including current portion (a)	$52,202,926	$616,454	$51,586,472	$—	$—
Capital Lease Obligations, including current portion	14,813,002	4,615,794	7,583,873	2,613,335	—
Operating Lease Obligations	36,900,609	15,840,724	16,693,175	3,693,540	673,170
Capital Expenditure Commitments	10,079,207	10,079,207	—	—	—
Amended Credit Agreement (b)	—	—	—	—	—
Salary Continuation Plan	4,138,626	113,500	227,000	227,000	3,571,126
Obligations Under Stock Bonus Plans (c)	11,371,402	—	—	—	11,371,402
Senior Notes	325,000,000	—	—	—	325,000,000

Total Contractual Cash Obligations	$454,505,772	$31,265,679	$76,090,520	$6,533,875	$340,615,698

	Commitment Expiration by Period
		Less Than 1	1-3	3-5	More Than 5
Other Commercial Commitments	Total	Year	Years	Years	Years
Standby Letters of Credit	58,535,009	$58,535,009	$—	$—	$—
Amended Credit Agreement (d)	91,464,991	—	91,464,991	—	—

Total Commercial Commitments	$150,000,000	$58,535,009	$91,464,991	$—	$—

(a)	Included in long-term debt obligations are notes payable primarily collateralized by letters of credit and equipment.

(b)	The Amended Credit Agreement’s actual outstanding balance as of October 30, 2004. The Amended Credit Agreement was amended on January 28, 2005 and will expire in January 2010.

(c)	Under the Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3.0 million in the aggregate in any fiscal year.

(d)	The Amended Credit Agreement’s unused borrowing balance as of October 30, 2004.

     Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2005 is approximately $85.0 million and $70.0 million in fiscal 2006, a majority of which is expected to be discretionary capital expenditures. Our new facility in the Czech Republic began production during the first quarter of fiscal 2005. We expect to have a new site in Louisiana beginning production in the second quarter of fiscal 2005. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Fifth Amended and Restated Revolving Credit Agreement.

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Fifth Amended and Restated Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of October 30, 2004, we had approximately $11.8 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Fifth Amended and Restated Revolving Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Fifth Amended and Restated Revolving Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

Critical Accounting Policies and Estimates

     Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are more fully discussed in Note A of our annual financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. Actual results could differ from those estimates, judgments and assumptions, impacting the reported results of operations and financial position of our Company. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates, judgments and assumptions are discussed below.

     Losses on accounts receivable are based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions could have a significant effect on our allowance for doubtful accounts.

     Property, plant and equipment represent a significant portion of our total assets. We record property, plant and equipment at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 39 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. Long-lived assets, such as property, plant and equipment, and intangible assets related to customer contracts are tested for impairment periodically and whenever an event occurs that indicates impairment may exist. Future events may cause us to conclude that an impairment associated with our long-lived assets exists. Any losses associated with impaired long-lived assets could have a material impact on our financial results.

     Reserve for inventory losses is based upon management’s review of inventory, which is classified as either slow moving, obsolete or potentially defective. Changes in product demand and quality issues may require us to increase our reserves.

     Plastipak is self-insured for health costs and workers’ compensation up to a certain stop loss level. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not reported. An increase in the level of claims incurred could have a significant impact on our estimated liability of insurance costs and results of operations.

Off-Balance Sheet Arrangements

     As of October 30, 2004, we had no off-balance sheet arrangements, other than those disclosed in the preceding table “Contractual Cash Obligations and Other Commercial Commitments”.

Impact of New Accounting Pronouncements

     For information regarding the impact of new accounting pronouncements, see Note A to the audited consolidated financial statements within Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Contracts

     At October 30, 2004 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

     On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of October 30, 2004, the Company recorded a decrease of $2,722,349 in other accrued expenses to recognize the change in fair value of the swaps and a $2,722,349 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND FINANCIAL STATEMENTS

PLASTIPAK HOLDINGS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDING OCTOBER 30, 2004, NOVEMBER 1, 2003 AND NOVEMBER 2, 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Plastipak Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Plastipak Holdings, Inc. and Subsidiaries (a Michigan corporation) as of October 30, 2004 and November 1, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended October 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastipak Holdings, Inc. and Subsidiaries as of October 30, 2004 and November 1, 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON LLP

Southfield, Michigan
January 5, 2005, except for Note Q for
    which the date is January 28, 2005

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 30,	November 1,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$11,805,284	$37,278,406
Accounts Receivable
Trade (net of allowance of $2,557,711 and $2,541,820 at October 30, 2004 and November 1, 2003)	74,818,848	54,531,831
Related parties	7,953,867	7,202,753

	82,772,715	61,734,584

Inventories	99,277,849	90,020,742
Prepaid expenses	20,871,455	10,522,411
Prepaid federal income taxes	99,530	2,793,980
Deferred income taxes	2,934,000	1,843,000
Other current assets	3,021,049	3,688,059

Total current assets	220,781,882	207,881,182

Property, Plant & Equipment- Net	423,702,042	366,920,226

Other Assets
Cash surrender value of life insurance	2,237,920	1,990,892
Deposits	5,833,329	10,716,360
Capitalized loan costs (net of accumulated amortization of $5,169,415 and $3,449,524 at October 30, 2004 and November 1, 2003)	7,821,832	9,541,723
Intangible assets (net of accumulated amortization of of $6,826,005 and $4,937,791 at October 30, 2004 and November 1, 2003)	8,333,754	6,429,468
Prepaids	840,916	936,658
Sundry	305,474	266,645

Total Other Assets	25,373,225	29,881,746

Total Assets	$669,857,149	$604,683,154

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 30,	November 1,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$141,355,859	$115,125,413
Current portion of long term obligations	5,232,248	3,823,347
Accrued liabilities
Taxes other than income	12,842,361	4,740,907
Deposits and advances received	9,152,238	2,609,712
Other accrued expenses	25,844,461	24,182,959
Income taxes	—	1,363,371

Total Current Liabilities	194,427,167	151,845,709

Senior Notes (net of unamortized premium and FV of swaps of $1,935,424 and ($2,026,103) at October 30, 2004 and $2,218,660 and ($4,748,452) at November 1, 2003)	324,909,322	322,470,208

Long-Term Obligations	61,783,680	60,601,547

Deferred Income Taxes	23,933,000	16,483,000

Other Non-Current Liabilities	4,622,314	4,030,943

Obligations Under Stock Bonus Plans	11,371,402	8,306,882

Stockholders’ Equity
Common stock, $1.00 par value, 60,000 shares authorized; 28,416 and 28,316 shares issued and outstanding, respectively	28,416	28,316
Retained earnings	48,781,848	40,916,549

Total Stockholders’ Equity	48,810,264	40,944,865

Total Liabilities and Stockholders’ Equity	$669,857,149	$604,683,154

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Years Ended
	October 30,	November 1,	November 2,
	2004	2003	2002
Revenues	$1,004,045,186	$897,828,780	$812,190,068

Cost and expenses	874,301,138	777,669,890	697,000,995

Gross profit	129,744,048	120,158,890	115,189,073

Selling, general and administrative expenses	80,034,298	74,964,793	68,505,788

Operating profit	49,709,750	45,194,097	46,683,285

Other expense (income)
Interest Expense	35,779,601	36,902,209	35,099,265
Interest income	(495,795)	(987,548)	(1,221,145)
Royalty income	(843,971)	(1,117,959)	(760,857)
Loss (gain) on sale of equipment	1,805,899	155,360	(39,253)
(Gain) loss on foreign currency translation	(530,661)	970,726	128,510
Sundry (gain) loss	(188,292)	367,253	52,955

	35,526,781	36,290,041	33,259,475

Earnings before income taxes	14,182,969	8,904,056	13,423,810

Income tax expense (benefit)
Current	(1,366,000)	(485,000)	20,000
Deferred	6,359,000	5,028,000	4,811,000

	4,993,000	4,543,000	4,831,000

Net earnings	$9,189,969	$4,361,056	$8,592,810

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Retained
	Stock	Earnings	Total
Balance, November 3, 2001	$27,753	$29,438,911	$29,466,664

Net earnings	—	8,592,810	8,592,810

Issuance of shares of common stock	563	—	563

Increase in stock redemption value	—	(776,000)	(776,000)

Balance, November 2, 2002	28,316	37,255,721	37,284,037

Net earnings	—	4,361,056	4,361,056

Increase in stock redemption value	—	(700,228)	(700,228)

Balance, November 1, 2003	28,316	40,916,549	40,944,865

Net earnings	—	9,189,969	9,189,969

Issuance of shares of common stock	100	—	100

Increase in stock redemption value	—	(1,324,670)	(1,324,670)

Balance, October 30, 2004	$28,416	$48,781,848	$48,810,264

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	October 30,	November 1,	November 2,
	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$9,189,969	$4,361,056	$8,592,810
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,647,745	56,349,515	48,017,593
Amortization of net (premium) / discount on Senior Notes	(283,233)	(283,235)	296,582
Bad debt expense	147,997	1,082,219	1,762,463
Deferred salaries	663,194	387,600	403,832
Loss (gain) on sale of equipment	1,805,899	155,360	(39,253)
Deferred tax expense	6,359,000	5,028,000	4,811,000
Restricted stock option — compensation	1,739,850	1,501,804	2,387,530
Foreign currency translation loss (gain)	327,926	1,004,194	(2,660,787)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(21,186,128)	(10,826,888)	3,692,593
Increase in inventories	(9,257,107)	(11,290,449)	(799,406)
(Increase) decrease in prepaid expenses and other current assets	(10,204,642)	(623,749)	276,111
Increase in cash surrender value	(247,028)	(202,518)	(137,529)
Decrease (increase) in prepaid federal income taxes	2,694,450	1,014,750	(2,708,730)
Increase (decrease) in other liabilities	18,955,695	(1,831,678)	210,902
Decrease (increase) in deposits	4,883,031	4,994,844	(9,644,799)
Increase (decrease) in accounts payable	26,230,446	24,902,078	(5,425,846)
(Increase) decrease in sundry other assets	(38,829)	(254,751)	2,517,842
(Decrease) increase income taxes	(1,363,371)	(24,873)	306,684

Net cash provided by operating activities	96,064,864	75,443,279	51,859,592

Cash Flows Used In Investing Activities
Acquisition of property and equipment	(110,671,651)	(100,813,016)	(82,148,295)
Proceeds from sale of equipment	2,343,972	1,324,171	—
Acquisition of intangible assets	(4,512,500)	(1,775,000)	(7,414,600)

Net cash used in investing activities	(112,840,179)	(101,263,845)	(89,562,895)

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — Continued

	Years Ended
	October 30,	November 1,	November 2,
	2004	2003	2002
Cash Flows Provided By (Used In) Financing Activities
Net (repayments) borrowings under revolving debt	(3,669,957)	3,196,044	5,381,858
Principal payments on long-term obligations	(5,645,988)	(6,343,879)	(9,103,298)
Proceeds from long-term obligations	618,038	50,545	53,271,503
Settlement of interest rate swap	—	—	3,012,000
Issuance of common stock	100	—	563
Capitalized loan costs	—	—	(2,146,450)

Net cash (used in) provided by financing activities	(8,697,807)	(3,097,290)	50,416,176

Net (decrease) increase in cash and cash equivalents	(25,473,122)	(28,917,856)	12,712,873
Cash and cash equivalents at beginning of the year	37,278,406	66,196,262	53,483,389

Cash and cash equivalents at end of the year	$11,805,284	$37,278,406	$66,196,262

Supplemental Cash Flow Information
Cash paid for interest	$41,929,000	$41,100,000	$37,600,000

Cash paid for income taxes	$—	$1,412,000	$2,475,000

Supplemental Noncash Investing and Financing Activities
Acquisition of equipment through the assumption of long-term obligations	$10,961,000	$6,532,000	$2,414,000

Increase in Obligation Under Stock Bonus Plan	$1,325,000	$700,000	$776,000

Increase (decrease) in fair value of interest rate swaps	$2,722,000	$(4,748,000)	$—

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note A – Basis of Presentation, Nature of Operations and Summary of Accounting Policies

Organization and Basis of Presentation

Plastipak Holdings, Inc. (“Plastipak”) is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several companies that were under common control. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. (“Packaging”), W.P. Young Marketing, TABB Investments, Inc., Whiteline Express, Ltd. (“Whiteline”), Clean Tech, Inc. (“Clean Tech”) and TABB Realty, LLC (“TABB”), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda (“Plastipak Brazil”), through a reorganization (the “Reorganization”). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brazil. Whiteline is a trucking company that serves our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB owns real estate and leases it to Packaging, Clean Tech and Whiteline. Plastipak Brazil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia and Manaus.

Three new entities were established in Central Europe. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. will serve as a post-consumer recycling operation in Central Europe and produce performs for sale in Eastern and Central Europe.

Other than Plastipak Czech Republic s.r.o., Plastipak Slovakia s.r.o., Clean Tech Slovakia s.r.o. and Plastipak Brazil and its subsidiaries, all of the Plastipak group of companies are headquartered in Plymouth, Michigan.

The accompanying consolidated financial statements include the accounts of Plastipak and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Fiscal Period

Plastipak has elected a 52/53-week fiscal period for tax and financial reporting purposes. Plastipak’s fiscal period ends on the Saturday closest to October 31. The periods ended October 30, 2004, November 1, 2003 and November 2, 2002 contained 52 weeks.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence exists of an arrangement with the customer, the goods are shipped and the title and risk of loss pass to the customer, the selling price is fixed or determinable and collection is reasonably assured. Sales are recorded net of discounts, rebates and returns.

Cash Equivalents

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Allowance for Doubtful Accounts

Plastipak provides an allowance for losses on accounts receivable based on a review of the current status of existing receivables, historical collection experience and management’s evaluation of the effect of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

	October 30,	November 1,	November 2,
	2004	2003	2002
Beginning balance	$2,541,820	$2,166,430	$6,111,236
Bad debt expense	147,997	1,082,219	1,762,463
Accounts written-off (a)	(132,106)	(706,829)	(5,829,536)
Recoveries	—	—	122,267

Ending balance	$2,557,711	$2,541,820	$2,166,430

(a)	For the year ended November 1, 2003, accounts written-off include a $324,000 increase attributable to remeasurement of allowance for doubtful accounts in South America. For the year ended November 2, 2002, accounts written-off includes a $2,168,000 decrease attributable to remeasurement of allowance for doubtful accounts in South America.

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

Interest costs associated with construction in process of approximately $3,716,000, $2,892,000 and $1,418,000 were capitalized during the years ending October 30, 2004, November 1, 2003 and November 2, 2002, respectively.

Capitalized Loan Costs

Capitalized loan costs are amortized over the term of the related debt agreement.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Intangible Assets

Periodically, Packaging acquires exclusive manufacturing contracts from a customer. Consideration paid by Packaging for these arrangements is recorded as an intangible asset and amortized over the term of the related contract. A certain portion of these exclusive manufacturing contracts incorporates customer short falls on previous “take-or pay” contracts in Brazil which are being amortized on a straight-line basis.

The following summarize the carrying amounts of intangible assets and related amortization:

	October 30,	November 1,	November 2,
	2004	2003	2002
Gross Carrying Amount
Beginning balance	$11,367,259	$12,553,502	$10,307,872
Additions	4,512,500	1,775,000	7,414,600
Deletions	(720,000)	(2,961,243)	(5,168,970)

Ending balance	15,159,759	11,367,259	12,553,502
Accumulated Amortization
Beginning balance	4,937,791	3,785,318	7,025,570
Additions	2,608,214	4,113,716	1,928,718
Deletions	(720,000)	(2,961,243)	(5,168,970)

Ending balance	6,826,005	4,937,791	3,785,318

Net Carrying Amount	$8,333,754	$6,429,468	$8,768,184

The annual estimated amortization expense for intangible assets is as follows:

2005	$2,969,843
2006	2,550,195
2007	1,817,189
2008	870,833
Thereafter	125,694

$8,333,754

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

Self-Insurance

Plastipak is self-insured for health costs and workers’ compensation up to a certain stop loss level. The estimated liability is based upon review by Plastipak and an independent insurance consultant of claims filed and claims incurred but not reported.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Employee Compensation Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The plans are considered to be variable plans and therefore, stock-based employee compensation cost is reflected in net income as a component of general and administrative expenses. All options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under provisions of FAS 123.

Fair Value of Financial Instruments

Plastipak’s financial instruments include accounts receivable, accounts payable and long-term obligations. The carrying amounts of financial instruments approximate their fair values.

Research and Development

Research and development costs are expensed as incurred. Research and development costs were approximately $8,000,000, $8,000,000 and $8,600,000 for the years ended October 30, 2004, November 1, 2003 and November 2, 2002, respectively.

Foreign Currency Translation

The Company’s functional currency for operations in South America and Europe is the U.S. dollar. The financial statements for South America and Europe are maintained in the functional currency. Gains and losses associated with exchange rate fluctuations are reflected in operations.

Industry Segments

Plastipak reports information about operating segments pursuant to SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Plastipak is organized and managed on a geographic basis in two operating segments: North America; and South America and Europe. See Note O.

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order for them to conform to the 2004 presentation.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, in November 2003, the FASB issued FASB Staff Position (FSP) FAS 150-3, which defers the effective date of the mandatorily redeemable provisions of FASB Statement No. 150. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company is evaluating any potential future impact from this standard on its financial position or results of operations.

On November 2, 2003, the Company adopted Statement Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which requires that contracts with comparable characteristics be accounted for similarly. The Company also adopted, FASB Interpretation 46(R), “Consolidation of Variable Interest Entities”. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004. The Company is currently evaluating the impact from these FSP’s on its results of operations and financial position and is expected to complete its evaluation during the first half of fiscal 2005.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note B — Inventories

Inventories consisted of the following at:

	October 30,	November 1,
	2004	2003
Raw Materials	$38,747,489	$34,835,429
Finished Goods	46,855,038	41,984,322
Parts & Supplies	13,675,322	13,200,991

	$99,277,849	$90,020,742

Note C – Property, Plant and Equipment

The principal categories of property, plant and equipment are as follows:

	October 30,	November 1,
	2004	2003
Land	$8,088,572	$7,597,023
Buildings	88,585,011	87,863,727
Machines and equipment	475,106,473	421,470,747
Tooling	107,829,103	93,434,596
Auto, trucks and trailers	6,337,984	4,898,033
Furniture and fixtures	4,930,305	3,324,034
Lease acquisition costs	289,956	289,956
Computer equipment	23,874,934	22,303,822
Leashold improvements	32,896,749	28,492,054
Construction in process	60,220,878	35,454,900

	808,159,965	705,128,892

Less accumulated depreciation and amortization	384,457,923	338,208,666

	$423,702,042	$366,920,226

Construction in process represents expenditures for assets, which have not been placed in service. No depreciation or amortization expense is taken on these assets until they become operational.

Depreciation and amortization for property, plant and equipment was approximately $60,701,000, $49,859,000 and $44,070,000 for the years ended October 30, 2004, November 1, 2003 and November 2, 2002, respectively. At October 30, 2004, the Company had obligations to purchase approximately $10,079,000 of equipment.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note D – Long-Term Obligations

	October 30,	November 1,
	2004	2003
Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $150,000,000. Interest is payable quarterly at Eurodollar (plus an additional margin) or prime-based rates, which varied from 4.50% to 5.25% at October 30, 2004. The company is required to pay quarterly facility fees during the year. All the assets of Plastipak secure the credit facility.	$—	$—

Notes payable to banks with interest rates varying from 2.9% to 4.6%, are due at various times through 2006. Borrowings are primarily collateralized by letters of credit.	51,251,830	54,660,590

Notes payable with interest rates varying from 2.6% to 7.5% due in various installments at various dates through 2007, collateralized by certain equipment and, in part, by letters of credit.	951,096	1,163,285

Capital leases with interest rates varying from 2.2% to 9.5% due in various installments at various dates through 2009.	14,813,002	8,601,019

	67,015,928	64,424,894
Less current portion	5,232,248	3,823,347

	$61,783,680	$60,601,547

Minimum principal payments on long-term obligations to maturity as of October 30, 2004 are as follows:

2005	$5,232,248
2006	55,855,442
2007	3,314,903
2008	1,924,919
2009	688,416

$67,015,928

The revolving credit facility contains various covenants pertaining to maintenance of net worth, debt to equity ratios, leverage ratios and various other restrictions. At October 30, 2004 and November 1, 2003, the Company was in compliance with all covenants.

At October 30, 2004 and November 1, 2003, Plastipak had outstanding letters of credit aggregating $58,500,000 and $57,900,000, respectively.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note E – Senior Notes

In September 2002 and August 2001, the Company issued $50,000,000 and $275,000,000, respectively, of 10.75% senior notes due in 2011. Interest is payable semi-annually. The indenture under which the notes were issued places restrictions on the payment of dividends, the acquisition of our common stock, the payment of indebtedness that is subordinate to the notes, asset sales, the incurrence of debt and the issuance of preferred stock. The senior notes are unconditionally guaranteed by all of the Company’s domestic subsidiaries. After September 1, 2006, the Company may redeem all or any portion of the outstanding notes at premiums, which decline from 105.375% at September 1, 2006 to 101.792% at September 1, 2008. On or after September 1, 2009, the notes may be redeemed at par. The net proceeds received, after underwriting discounts and premiums, other fees and expenses, were approximately $51,800,000 and $263,200,000 for the years ending November 2, 2002 and November 3, 2001, respectively.

The carrying amounts of the senior notes were approximately $324,909,000 and $322,470,000 as of October 30, 2004 and November 1, 2003, respectively. Based upon current market rates primarily provided by outside investment bankers, the fair value of the senior notes at October 30, 2004 and November 1, 2003 was estimated at $364,000,000 and $358,000,000, respectively.

Note F – Derivative Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and by Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. During the year ended October 30, 2004, the Company recorded a decrease of $2,722,349 in other accrued expenses to recognize the change in fair value of the swaps and a $2,722,349 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note G – Income Taxes

The components of earnings (loss) before income taxes are as follows:

	Years Ended
	October 30,	November 1,	November 2,
	2004	2003	2002
United States	$20,180,380	$16,112,588	$26,225,605
Foreign	(5,997,411)	(7,208,532)	(12,801,795)

	$14,182,969	$8,904,056	$13,423,810

Deferred income tax assets and liabilities consist of the following:

	October 30,	November 1,	November 2,
	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$13,693,000	$9,271,000	$2,852,000
Allowance for doubtful accounts	869,000	863,000	1,020,000
Vacation	8,000	33,000	117,000
Inventory	1,077,000	695,000	577,000
Restricted stock options	1,470,000	878,000	367,000
Accrued expenses	3,250,000	2,569,000	1,313,000
Foreign tax credit	—	—	1,007,000
Contributions	295,000	29,000	78,000
Deferred salary	1,407,000	1,044,000	912,000
U.S. tax credits	4,620,000	6,188,000	5,924,000
Parts and supplies inventory	348,000	339,000	—
Loss in affiliates	402,000	—	139,000
Interest rate swap	754,000	852,000	995,000

	28,193,000	22,761,000	15,301,000
Deferred tax liabilities:
Depreciation	(45,409,000)	(33,346,000)	(21,546,000)
Repairs and maintenance	(461,000)	(461,000)	(461,000)
Foreign exchange gain	(1,773,000)	(1,677,000)	(1,543,000)
Capitalized Interest	(183,000)	(183,000)	(183,000)
Parts and supplies inventory	—	—	(212,000)
Loss in affiliates	—	(7,000)	—
Prepaids	(99,000)	(105,000)	(402,000)
VEBA	(392,000)	(300,000)	(346,000)
Renegotiated contracts	(759,000)	(1,176,000)	—
Other	(116,000)	(146,000)	(220,000)

	(49,192,000)	(37,401,000)	(24,913,000)

Net deferred tax liability	$(20,999,000)	$(14,640,000)	$(9,612,000)

Net operating loss carryforwards expire in years ending through 2024.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note G – Income Taxes (Continued)

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings before income taxes is as follows:

	Years Ended
	October 30,	November 1,	November 2,
	2004	2003	2002
Expected federal income tax	$4,822,000	$3,027,000	$4,565,000
Effect of non-deductible items	95,000	61,000	643,000
Research and experimentation credits	(25,000)	(175,000)	(300,000)
Foreign tax credit	92,000	—	(167,000)
Internal Reveue audit settlement	—	329,600	—
Tax paid with 2001 amended federal tax return	—	440,400	—
Reversal of foreign tax credits to deductions	—	614,000	—
Other	9,000	246,000	90,000

	$4,993,000	$4,543,000	$4,831,000

Note H — Commitments

Plastipak leases office, equipment and warehouse and manufacturing facilities under operating leases, which expire at various dates through 2010. Long-term lease commitments are as follows:

Year Ending

2005	$15,840,724
2006	10,905,764
2007	5,787,411
2008	2,586,019
2009	1,107,521
Thereafter	673,170

The total rent expense for the years ended October 30, 2004, November 1, 2003 and November 2, 2002 was approximately $26,315,000, $29,634,000 and $31,132,000, respectively.

Note I – Related Party Transactions

Included in revenues for the periods ended October 30, 2004, November 1, 2003 and November 2, 2002 are approximately $24,466,000, $22,225,000 and $17,834,000, respectively, of sales to companies affiliated through common ownership. Included in accounts receivable at October 30, 2004 and November 1, 2003 are approximately $7,400,000 and $6,887,000, respectively, of trade receivables from these companies.

A company affiliated through common ownership provides engineering services and customizes machinery. During the fiscal years ended 2004, 2003 and 2002, Packaging was invoiced $8,671,000, $3,936,000 and $6,431,000, respectively.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note I – Related Party Transactions – Continued

During 2004, Plastipak donated $500,000 to a foundation established by the family of the principal stockholder. The donation will be used for the Associates’ Sons and Daughters Scholarship Program. The Associates’ Sons and Daughters Scholarship Program has been established by the Young Family Foundation to assist eligible employees’ children who plan to continue education in college programs.

Note J – Profit Sharing/401(k) Plan

Plastipak has a profit sharing plan and a 401(k) plan which cover substantially all employees. Contributions to the plan are divided into profit sharing and matching contributions. Profit sharing contributions are at the discretion of the board of directors. Matching contributions are a discretionary percentage determined annually. The profit sharing expense for the periods ended October 30, 2004, November 1, 2003 and November 2, 2002 was approximately $3,144,000, $2,823,000 and $2,505,000, respectively.

Note K – Major Customers

During the years ended October 30, 2004, November 1, 2003 and November 2, 2002 the Company generated revenues representing approximately 27%, 27% and 25% of total revenues, respectively, from sales to one customer. Accounts receivable for this customer at October 30, 2004 and November 1, 2003, amounted to approximately $12,604,000 and $7,772,000, respectively.

Note L – Stock Compensation Plans

Plastipak sponsors two Restricted Stock Bonus Plans. Pursuant to the terms of the Amended and Restated Stock Bonus Plan (as amended in 2002 and on December 19, 2003), the Company has reserved 5,450 common shares for issuance. There were no options granted during the years ended October 30, 2004 and November 1, 2003. The Company granted 872 options during the year ended November 2, 2002. Vesting under the plan ranges from 0 - 5 years at the discretion of the Board of Directors. Options granted vested immediately. During the years ending October 20, 2004, November 1, 2003 and November 2, 2002 employees exercised 0, 0, and 263 options, respectively. At October 30, 2004, November 1, 2003 and November 2, 2002 there were options outstanding to acquire 1,808 shares at a nominal per share price.

The Company adopted the 2002 Restricted Stock Bonus Plan on October 16, 2002 and subsequently amended the plan effective December 19, 2003. Pursuant to the terms of this plan, the Company has reserved 5,450 shares for issuance. There were no options granted during the years ended October 30, 2004 and November 1, 2003. The Company granted 1,000 options during the year ended November 2, 2002. The options vest over a period from 0-10 years at the discretion of the Board of Directors. For the years ending October 30, 2004, November 1, 2003 and November 2, 2002 shares allocated to our employees were 80%, 60% and 40% vested, respectively. During the years ending October 20, 2004, November 1, 2003 and November 2, 2002 employees exercised 100, 0 and 300 options, respectively. At October 30, 2004, November 1, 2003 and November 2, 2002 there were options outstanding to acquire 600, 700 and 700 shares, respectively.

Each of the above-referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments. Increases in the per share redemption value associated with shares issued under the plans are treated as a reduction of retained earnings and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the years ended October 30, 2004, November 1, 2003 and November 2, 2002 is $1,740,000, $1,502,000 and $2,388,000, respectively, representing the excess of the redemption value over the exercise price for options granted and the increase in redemption value associated with unexercised options.

Amounts expensed approximate that which would have been expensed had the value of the options granted been computed under the provisions of FAS 123.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note M – Salary Continuation Plan

Packaging sponsors a nonqualified salary continuation plan that provides for the payment of normal retirement and death benefits, and in some cases early retirement benefits, to participants, as specified in the participant’s adoption agreement. An adoption agreement between the participant and Packaging sets forth the age, years of service and other requirements a participant must attain in order to receive a particular benefit. The plan provides a monthly benefit, as defined by the participants’ contract for a stated period of time, upon reaching the age of 65. This Plan is noncontributory, although certain life insurance policies have been acquired for the purpose of funding these benefits. The life insurance policies are not assets of the Plan. The accumulated postretirement obligation for the periods ended October 30, 2004 and November 1, 2003 was approximately $4,139,000 and $3,475,000, respectively.

Note N – Legal Proceedings

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

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments

The Senior Notes are unsecured, and guaranteed by each of Plastipak’s current and future material domestic subsidiaries.

     The following condensed consolidating financial information presents:

(1)	Condensed consolidating balance sheets as of October 30, 2004 and November 1, 2003, statements of operations and statements of cash flows for the years ended October 30, 2004, November 1, 2003 and November 2, 2002 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American operating segment); (c) the nonguarantor subsidiaries (South American and European operating segments); (d) Plastipak on a consolidated basis, and

(2)	Elimination entries necessary to consolidate Plastipak Holdings, Inc., the parent, with the guarantor (North American operating segment) and nonguarantor (South American and European operating segments) subsidiaries.

Each subsidiary guarantor is wholly owned by Plastipak, all guarantees are full and unconditional and all guarantees are joint and several.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$2,527,142	$6,983,461	$2,294,681	$—	$11,805,284
Accounts receivable	13,305,985	68,274,490	22,191,222	(20,998,982)	82,772,715
Inventories	—	80,503,817	18,774,032	—	99,277,849
Prepaid expenses	—	12,545,099	8,326,356	—	20,871,455
Prepaid federal income taxes	—	—	99,530	—	99,530
Deferred income taxes	(5,123,000)	5,532,000	2,525,000	—	2,934,000
Other current assets	—	1,985,425	1,035,624	—	3,021,049

Total Current Assets	10,710,127	175,824,292	55,246,445	(20,998,982)	220,781,882

Property, Plant & Equipment- Net	—	372,030,366	51,721,676	(50,000)	423,702,042

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	6,933,329	—	(1,100,000)	5,833,329
Investment in and advances to affiliates	363,458,976	(286,861,688)	—	(76,597,288)	—
Capitalized loan costs	894,076	6,927,756	—	—	7,821,832
Intangible assets	—	6,660,393	1,673,361	—	8,333,754
Deferred tax asset – long term	(766,556)	766,556	—	—	—
Prepaids	—	840,916	—	—	840,916
Sundry	—	5,000,000	305,474	(5,000,000)	305,474

Total Other Assets	363,586,496	(257,494,818)	1,978,835	(82,697,288)	25,373,225

Total Assets	$374,296,623	$290,359,840	$108,946,956	$(103,746,270)	$669,857,149

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet — Continued

As of October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$100,142	$114,332,462	$43,299,347	$(16,376,092)	$141,355,859
Current portion of long term obligations	—	4,171,370	1,060,878	—	5,232,248
Taxes other than income	—	4,167,463	8,674,898	—	12,842,361
Other accrued expenses	7,535,535	27,953,070	5,230,982	(5,722,888)	34,996,699

Total Current Liabilities	7,635,677	150,624,365	58,266,105	(22,098,980)	194,427,167

Senior Notes	327,728,378	(2,819,056)	—	—	324,909,322

Long-Term Obligations	—	8,084,014	58,699,666	(5,000,000)	61,783,680

Deferred Income Taxes	(21,249,098)	42,657,097	2,525,000	1	23,933,000

Other Non-Current Liabilities	—	4,138,626	483,688	—	4,622,314

Obligations Under Stock Bonus Plan	11,371,402	—	—	—	11,371,402

Stockholders’ Equity (Deficit)	48,810,264	87,674,794	(11,027,503)	(76,647,291)	48,810,264

Total Liabilities and Stockholders’ Equity	$374,296,623	$290,359,840	$108,946,956	$(103,746,270)	$669,857,149

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$23,104,119	$12,750,772	$1,423,515	$—	$37,278,406
Accounts receivable	9,090,858	53,711,868	11,085,537	(12,153,679)	61,734,584
Inventories	—	71,520,128	18,500,614	—	90,020,742
Prepaid expenses	—	7,558,454	2,963,957	—	10,522,411
Prepaid federal income taxes	975,392	1,719,048	99,540	—	2,793,980
Deferred income taxes	(3,679,000)	2,997,000	2,525,000	—	1,843,000
Other current assets	—	3,336,833	351,226	—	3,688,059

Total Current Assets	29,491,369	153,594,103	36,949,389	(12,153,679)	207,881,182

Property, Plant & Equipment- Net	—	315,739,770	51,430,456	(250,000)	366,920,226

Other Assets
Cash surrender value of life insurance	—	1,990,892	—	—	1,990,892
Deposits	—	10,716,360	—	—	10,716,360
Investment in and advances to affiliates	337,670,382	(271,963,985)	—	(65,706,397)	—
Capitalized loan costs	1,024,917	8,516,806	—	—	9,541,723
Intangible assets	—	3,527,915	2,901,553	—	6,429,468
Deferred tax asset — long term	(429,556)	429,556	—	—	—
Prepaids	—	936,658	—	—	936,658
Sundry	—	5,001,699	264,946	(5,000,000)	266,645

Total Other Assets	338,265,743	(240,844,099)	3,166,499	(70,706,397)	29,881,746

Total Assets	$367,757,112	$228,489,774	$91,546,344	$(83,110,076)	$604,683,154

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet — Continued

As of November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$17,159	$85,969,356	$36,292,095	$(7,153,197)	$115,125,413
Current portion of long term obligations	—	2,970,955	852,392	—	3,823,347
Taxes other than income	—	4,006,848	734,059	—	4,740,907
Other accrued expenses	10,207,937	20,239,446	1,345,770	(5,000,482)	26,792,671
Income taxes	(168,440)	1,531,811	—	—	1,363,371

Total Current Liabilities	10,056,656	114,718,416	39,224,316	(12,153,679)	151,845,709

Senior Notes	325,701,807	(3,231,599)	—	—	322,470,208

Long-Term Obligations	—	5,562,807	60,038,740	(5,000,000)	60,601,547

Deferred Income Taxes	(17,253,098)	31,211,098	2,525,000	—	16,483,000

Other Non-Current Liabilities	—	3,480,939	550,004	—	4,030,943

Obligations Under Stock Bonus Plan	8,306,882	—	—	—	8,306,882

Stockholders’ Equity (Deficit)	40,944,865	76,748,113	(10,791,716)	(65,956,397)	40,944,865

Total Liabilities and Stockholders’ Equity	$367,757,112	$228,489,774	$91,546,344	$(83,110,076)	$604,683,154

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the year ended October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$902,455,339	$104,345,439	$(2,755,592)	$1,004,045,186

Cost and expenses	—	776,898,386	99,893,619	(2,490,867)	874,301,138

Gross profit	—	125,556,953	4,451,820	(264,725)	129,744,048

Selling, general and administrative expenses	2,036,743	69,085,342	9,452,213	(540,000)	80,034,298

Operating (loss) profit	(2,036,743)	56,471,611	(5,000,393)	275,275	49,709,750

Other expense (income)
Equity in (earnings) loss of affiliates	(6,165,455)	2,449,219	—	3,716,236	—
Interest expense	32,009,746	33,510,196	3,443,232	(33,183,573)	35,779,601
Interest income	(33,065,919)	(282,698)	(330,751)	33,183,573	(495,795)
Royalty income	—	(843,971)	—	—	(843,971)
Loss (gain) on sale of equipment	—	1,919,711	(113,812)	—	1,805,899
Gain on foreign currency translation	—	—	(530,661)	—	(530,661)
Sundry (income) loss	(540,084)	621	(188,829)	540,000	(188,292)

	(7,761,712)	36,753,078	2,279,179	4,256,236	35,526,781

Earnings (loss) before income taxes	5,724,969	19,718,533	(7,279,572)	(3,980,961)	14,182,969

Income tax (benefit) expense	(3,465,000)	8,458,000	—	—	4,993,000

Net earnings (loss)	$9,189,969	$11,260,533	$(7,279,572)	$(3,980,961)	$9,189,969

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the year ended November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$814,914,674	$86,540,390	$(3,626,284)	$897,828,780

Cost and expenses	—	698,309,286	83,136,889	(3,776,285)	777,669,890

Gross profit	—	116,605,388	3,403,501	150,001	120,158,890
Selling, general and administrative expenses	380,106	68,500,904	6,083,783	—	74,964,793

Operating (loss) profit	(380,106)	48,104,484	(2,680,282)	150,001	45,194,097

Other expense (income)
Equity in (earnings) loss of affiliates	(3,204,174)	1,659,306	—	1,544,868	—
Interest expense	32,263,521	872,445	3,932,076	(165,833)	36,902,209
Interest income	(30,391,967)	29,582,502	(343,916)	165,833	(987,548)
Royalty income	—	(1,117,959)	—	—	(1,117,959)
Loss (gain) on sale of equipment	—	169,784	(14,424)	—	155,360
Loss on foreign currency translation	—	—	970,726	—	970,726
Sundry (income) loss	(540,072)	923,537	(16,212)	—	367,253

	(1,872,692)	32,089,615	4,528,250	1,544,868	36,290,041

Earnings (loss) before income taxes	1,492,586	16,014,869	(7,208,532)	(1,394,867)	8,904,056

Income taxe (benefit) expense	(2,868,470)	6,323,470	1,088,000	—	4,543,000

Net earnings (loss)	$4,361,056	$9,691,399	$(8,296,532)	$(1,394,867)	$4,361,056

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the year ended November 2, 2002

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$748,587,324	$65,946,063	$(2,343,319)	$812,190,068

Cost and expenses	—	630,435,701	68,638,613	(2,073,319)	697,000,995

Gross profit (loss)	—	118,151,623	(2,692,550)	(270,000)	115,189,073

Selling, general and administrative expenses	63,487	61,909,025	6,803,276	(270,000)	68,505,788

Operating (loss) profit	(63,487)	56,242,598	(9,495,826)	—	46,683,285

Other expense (income)
Equity in (earnings) loss of affiliates	(5,017,029)	2,560,359	—	2,456,670	—
Interest expense	29,491,925	1,590,376	4,219,069	(202,105)	35,099,265
Interest income	(28,781,238)	27,860,531	(502,543)	202,105	(1,221,145)
Royalty income	—	(760,857)	—	—	(760,857)
(Gain) loss on sale of equipment	—	429,629	(468,882)	—	(39,253)
Loss on foreign currency translation	—	—	128,510	—	128,510
Sundry (income) loss	(671,955)	395,095	(70,185)	400,000	52,955

	(4,978,297)	32,075,133	3,305,969	2,856,670	33,259,475

Earnings (loss) before income taxes	4,914,810	24,167,465	(12,801,795)	(2,856,670)	13,423,810

Income taxes (benefit) expense	(3,678,000)	8,509,000	—	—	4,831,000

Net earnings (loss)	$8,592,810	$15,658,465	$(12,801,795)	$(2,856,670)	$8,592,810

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the year October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(953,938)	$93,556,244	$3,462,557	$1	$96,064,864

Cash Flows Used In Investing Activities
Acquisition of property and equipment	—	(104,772,222)	(7,696,892)	1,797,463	(110,671,651)
Proceeds from sale of equipment	—	2,194,771	1,946,664	(1,797,463)	2,343,972
Investment in and advances to affiliates	(19,623,139)	(10,028,897)	—	29,652,036	—
Acquisition of intangible assets	—	(4,512,500)	—	—	(4,512,500)

Net cash (used in) provided by investing activities	(19,623,139)	(117,118,848)	(5,750,228)	29,652,036	(112,840,179)

Cash Flows Used In Financing Activities
Net borrowings under revolving debt	—	—	(3,669,957)	—	(3,669,957)
Principal payments on long-term obligations	—	(4,682,086)	(963,902)	—	(5,645,988)
Proceeds from long-term obligations	—	22,477,379	618,038	(22,477,379)	618,038
Capital increases	100	—	7,174,658	(7,174,658)	100

Net cash provided by (used in) financing activities	100	17,795,293	3,158,837	(29,652,037)	(8,697,807)

Net (decrease) increase in cash	(20,576,977)	(5,767,311)	871,166	—	(25,473,122)

Cash and cash equivalents at the beginning of the year	23,104,119	12,750,772	1,423,515	—	37,278,406

Cash and cash equivalents at the end of the period	$2,527,142	$6,983,461	$2,294,681	$—	$11,805,284

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the year ended November 1, 2003

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(3,715,361)	$79,589,181	$(430,541)	$—	$75,443,279

Cash Flows Used In Investing Activities
Acquisition of property and equipment	—	(97,084,357)	(3,728,659)	—	(100,813,016)
Proceeds from sale of equipment	—	1,271,717	52,454	—	1,324,171
Investment in and advances to affiliates	(17,800,000)	(400,000)	—	18,200,000	—
Acquisition of intangible assets	—	(1,775,000)	—	—	(1,775,000)

Net cash (used in) provided by investing activities	(17,800,000)	(97,987,640)	(3,676,205)	18,200,000	(101,263,845)

Cash Flows Used In Financing Activities
Net borrowings under revolving credit	—	—	3,196,044	—	3,196,044
Principal payments on long-term obligations	—	(4,439,707)	(1,904,172)	—	(6,343,879)
Proceeds from long-term obligations	—	16,200,000	50,545	(16,200,000)	50,545
Capital increases			2,000,000	(2,000,000)	—

Net cash provided by (used in) financing activities	—	11,760,293	3,342,417	(18,200,000)	(3,097,290)

Net decrease in cash	(21,515,361)	(6,638,166)	(764,329)	—	(28,917,856)

Cash and cash equivalents at the beginning of the year	44,619,480	19,388,938	2,187,844	—	66,196,262

Cash and cash equivalents at the end of the period	$23,104,119	$12,750,772	$1,423,515	$—	$37,278,406

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the year ended November 2, 2002

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$2,529,702	$50,753,541	$(483,602)	$(940,049)	$51,859,592

Cash Flows Used In Investing Activities
Acquisition of property and equipment	—	(76,509,171)	(8,016,798)	2,377,674	(82,148,295)
Proceeds from sale of equipment	—	—	1,977,673	(1,977,673)	—
Investment in and advances to affiliates	(12,997,198)	(3,088,950)	—	16,086,148	—
Acquisition of intangible assets	—	(3,000,000)	(4,414,600)	—	(7,414,600)

Net cash (used in) provided by investing activities	(12,997,198)	(82,598,121)	(10,453,725)	16,486,149	(89,562,895)

Cash Flows Used In Financing Activities
Net borrowings under revolving credit	—	—	5,354,340	27,518	5,381,858
Principal payments on long-term obligations	—	(9,358,164)	(6,145,134)	6,400,000	(9,103,298)
Proceeds from long-term obligations	53,250,000	10,084,668	21,503	(10,084,668)	53,271,503
Settlement of interest rate swap	3,012,000	—	—	—	3,012,000
Capitalized loan costs	(1,176,587)	(969,863)	—	—	(2,146,450)
Capital increases	563	—	11,888,950	(11,888,950)	563

Net cash provided by (used in) financing activities	55,085,976	(243,359)	11,119,659	(15,546,100)	50,416,176

Net increase (decrease) in cash	44,618,480	(32,087,939)	182,332	—	12,712,873

Cash and cash equivalents at the beginning of the year	1,000	51,476,877	2,005,512	—	53,483,389

Cash and cash equivalents at the end of the period	$44,619,480	$19,388,938	$2,187,844	$—	$66,196,262

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — Continued

Note O– Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows – Continued

Supplemental Cash Flow Information

Depreciation and Amortization Expense

Period Ended

	Guarantor	Nonguarantor
	Subsidiaries	Subsidiaries	Total
10/30/04	$56,289,117	$9,358,628	$65,647,745

11/01/03	$47,011,678	$9,337,837	$56,349,515

11/02/02	$39,644,062	$8,373,531	$48,017,593

NOTE P — Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year Ended October 30, 2004
Revenues	$225,967,628	$251,212,178	$261,559,078	$265,306,302

Gross profit	22,411,600	37,032,805	36,657,230	33,642,413

Net (loss) earnings	(3,575,043)	5,309,423	4,717,240	2,738,349

Fiscal Year Ended November 1, 2003
Revenues	$199,544,801	$227,328,604	$237,355,017	$233,600,358

Gross profit	24,814,501	37,538,753	29,410,424	28,395,212

Net (loss) earnings	(1,820,885)	6,421,279	410,650	(649,988)

Fiscal Year Ended November 2, 2002
Revenues	$187,502,416	$203,394,217	$208,359,282	$212,934,153

Gross profit	26,116,907	34,670,554	27,554,918	26,846,694

Net (loss) earnings	(492,500)	6,678,975	3,052,898	(646,563)

NOTE Q — Subsequent Events

On January 28, 2005, the Company amended its revolving credit agreement and entered into the Fifth Amended and Restated Revolving Credit Agreement. The amendment provides for an increase in the line of credit from $150,000,000 to $300,000,000. All other terms and conditions principally remain the same. In addition, the Company will pay legal, accounting and other expenses in connection with the new loan agreement.

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

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

     The following table sets forth certain information with respect to the executive officers, directors and certain key employees of Plastipak and its subsidiaries.

NAME	AGE	POSITION
William C. Young	64	Chairman and Director, President & Chief Executive Officer, Manager
William A. Slat	57	Vice President— Operations and Manufacturing
Michael J. Plotzke	47	Chief Financial Officer, Vice President— Finance and Treasurer and Assistant Secretary
Gene W. Mueller	47	Vice President— Sales and Marketing
Thomas Busard	53	President— Clean Tech
Pradeep Modi	49	Vice President— Chief Accounting Officer
Frank Pollock	49	President— International Operations and Business
Richard Darr	55	Vice President— Packaging Development
J. Ronald Overbeck	56	Vice President— Product Supply
Leann M. Underhill	59	Corporate Legal Counsel and Secretary
David Daugherty	49	Chief Information Officer
Thomas L. Schellenberg	58	Director
William J. Schlageter	64	Director

William C. Young has been the Chairman of the Board, President and the Chief Executive Officer of Plastipak since its inception in 1998, and has been Chairman and Chief Executive Officer of Packaging, Whiteline and Clean Tech since he founded each company. Mr. Young has been the sole Manager of TABB since its inception in 1999.

William Slat has been our Vice President— Operations and Manufacturing since 1982. Prior to that he was Manufacturing Manager. He has been with our company for over 33 years and served in various capacities ranging from customer service to plant and regional management.

Michael J. Plotzke, CPA, has served as our Chief Financial Officer, Vice President of Finance and Treasurer since 1988. Throughout his 20 years with our company, Mr. Plotzke has served in many capacities including his current role as Treasurer for Packaging, Whiteline, Clean Tech and TABB, all of which he has held since 1992.

Gene W. Mueller joined us in February 1997 and has served as our Vice President — Sales and Marketing since 1999.

Thomas Busard is President— Clean Tech and has served in that position since 1989. Mr. Busard has been with us for over 33 years and has served in various positions throughout that time period.

Pradeep Modi has been with us for over 20 years and has served in various capacities. He is currently our Chief Accounting Officer — Vice President of Administration and Strategic Planning. Prior to that he was Vice President — Controller and Strategic Operation Planning from 1999 to 2004.

Frank Pollock is our President of International Operations and Business Development. Prior to that he served as our Vice President — International Sales/Marketing from 1997 to 2004. He has been with us for eight years.

Richard Darr, our Vice President — Packaging Development since 1993, is our chief design and packaging engineer. He has worked in research and development during his 27-year tenure with our company.

J. Ronald Overbeck, our Vice President — Product Supply, has worked in that position since 1999 and has been with us for over 30 years.

Leann M. Underhill, B.A., J.D., has served as our Corporate Legal Counsel since 1985 and, since 1999, has served as Secretary to Plastipak, Packaging, Whiteline, and TABB. She has been with us since 1984.

David Daugherty has served as our Chief Information Officer since February 2000.

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

Audit Committee Financial Expert

     The full Board of Directors functions as Plastipak’s audit committee. The Board consists of three directors. At the present time, no member of the Board of Directors meets the SEC’s definition of an audit committee financial expert. We believe the experience and education of the directors qualifies them to monitor the integrity of our financial statements, with legal and regulatory requirements, the public accountants’ qualifications and independence, the performance of our internal audit function, and our compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Board has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. We believe the directors’ qualifications and experience, and ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including a financial expert at the present time.

     Management has the primary responsibility for the financial statements and the reporting process. Our independent registered public accounting firm is responsible for performing an audit in accordance with standards of the United States Public Company Accounting Oversight Board to obtain reasonable assurance that our consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States of America.

     The Board has approved the audited financial statements to be included in our Annual Report on Form 10-K for the year ended October 30, 2004, for filing with the Securities and Exchange Commission.

Code of Ethics

     Plastipak has adopted a Code of Business Conduct (“Code”) which applies to all representatives, Associates (defined as any person who is employed by Plastipak and any of its subsidiaries), including but not limited to supervisors, managers, consultants, directors, officers and any other persons whose business activities are conducted for Plastipak and/or any of its subsidiaries. The Code requires all of our Associates to act ethically when conducting business. The Code provides a summary of the conduct required from all Associates, and is a source for guidance, modification, accountability for, and enforcement of its provisions. A complete copy of the Code has been posted on our Internet website at www.plastipak.com and is included in Exhibit 14 of our Form 10-K filed on January 29, 2004. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions by disclosing the nature of such amendments or waiver on our web site.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of compensation paid to the Chief Executive Officer and the four other most highly compensated executives of Plastipak (the “Named Executives”) for services rendered in all capacities to Plastipak and its subsidiaries during the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
	Fiscal
Name and Principal Position	Year	Salary (a)	Bonus
William C. Young	2004	$601,248	$581,845
Chairman and Director, President	2003	601,248	790,504
and Chief Executive Officer	2002	601,248	201,897
Michael J. Plotzke	2004	228,750	163,375
Chief Financial Officer, Vice	2003	225,000	194,675
President — Finance, and Treasurer	2002	213,667	182,248
William A. Slat	2004	226,227	145,750
Vice President— Operations	2003	219,560	170,915
and Manufacturing	2002	209,560	173,445
Gene W. Mueller	2004	209,560	155,275
Vice President— Sales	2003	204,560	173,311
and Marketing	2002	183,537	153,123
Thomas Busard	2004	206,267	149,380
President— Clean Tech	2003	201,600	199,292
	2002	189,547	144,415

     (a) Salary includes amounts deferred, if any, under our 401(k) plan.

OPTION GRANTS IN FISCAL 2004

     There were no options granted to any Named Executives during the year ended October 30, 2004.

AGGREGATE OPTION EXERCISES IN FISCAL 2004 AND 2004 FISCAL YEAR-END OPTION VALUES

     During fiscal 2004, Gene Mueller exercised 100 options. The following table sets forth, for each of the Named Executives holding unexercised options, certain information regarding the value of options held at October 30, 2004:

			Number of Unexercised	Value of Unexercised in-the-
	Shares		Options at Fiscal Year	Money Options at Fiscal Year
	Acquired on		End (Exercisable/	End (Exercisable/
Name	Exercise	Value Realized	Unexercisable)	Unexercisable) (a)
Michael J. Plotzke	—	$—	500/0	$1,343,000/0
Gene W. Mueller	100	$276,300	200/0	$552,400/0
Thomas Busard	—	$—	100/327	$268,600 / $878,322

(a)	None of Plastipak’s common stock is currently publicly traded. The values reflect the adjusted per share book value of Plastipak’s common stock (as defined in the Restricted Stock Bonus Plan under which these options were granted) at October 30, 2004, less the exercise price.

RESTRICTED STOCK BONUS PLAN

     The board of directors of Plastipak adopted the Restricted Stock Bonus Plan (the “Restricted Stock Bonus Plan”) effective as of October 30, 1999, as a successor plan to the Plastipak Packaging, Inc. Restricted Stock Bonus Plan adopted in 1985. The Restricted Stock Bonus Plan was amended and restated effective July 31, 2002 and subsequently amended effective August 15, 2002 and December 19, 2003. All of our employees are eligible to participate in the Restricted Stock Bonus Plan, subject to the board’s discretion. The board makes all administrative decisions under the Restricted Stock Bonus Plan. The board has reserved 5,450 shares of Plastipak’s common stock for distribution under the Restricted Stock Bonus Plan. As of October 30, 2004, 3,450 of the 5,450 reserved shares had been allocated to our employees and 2,000 shares remain available for allocation.

     Once the board has allocated restricted shares to an employee, the employee must satisfy all of the following terms and conditions prior to receiving certificates representing bonus shares:

•	The period of time specified by the board, in its sole discretion, not to exceed five years, must have lapsed since the date that the board allocated the shares to the employee;

•	The employee must have remained in continuous employment with us or one of our affiliates during this period;

•	The employee must have paid us $1.00 for each bonus share; and

•	If required, we must have received the written consent of our secured creditors.

     Shares issued under the Restricted Stock Bonus Plan are non-transferable and, once received, the difference between the price paid for the shares and the adjusted book value of the shares is taxed to the employee as non-qualified deferred compensation.

     Employees who have received certificates representing restricted stock pursuant to the Restricted Stock Bonus Plan are required to sell those shares back to us upon the occurrence of certain “trigger events”. These “trigger events” include the employee’s death and the employee’s employment termination, whether because of resignation, retirement, dismissal or otherwise. The redemption price is based upon our per share book value, subject to certain adjustments.

     The amendment and restatement of the Restricted Stock Bonus Plan in 2002 effected the following material changes in the Plan:

•	A “change in control” provision was added, which provides that all bonus shares vest immediately upon change in control, subject to the golden parachute payment limitations of Code Section 280G.

•	“Bring along” and “come along” provisions were added so that holders of the restricted stock are (1) entitled to participate in any voluntary sale of our capital stock; and (2) required to participate in certain voluntary sales of our capital stock.

•	A covenant not to compete and a confidentiality agreement were added as a condition to participation in the Restricted Stock Bonus Plan.

•	A provision was added granting employees who are issued bonus shares under the plan certain “piggy back” registration rights in the event we initiate an SEC registered public offering of our common stock.

2002 RESTRICTED STOCK BONUS PLAN

     The board of directors of Plastipak adopted the 2002 Restricted Stock Bonus Plan (the “2002 Plan”) on October 16, 2002 and subsequently amended it effective December 19, 2003. All of our employees (including employees who are directors, as well as non-employees who serve as directors or who otherwise provide services to us) are eligible to participate in the 2002 Plan. The 2002 Plan is administered by the board (or any committee established by the board for that purpose). The board has reserved 5,450 shares of Plastipak’s common stock for grant under the 2002 Plan. There are 1,000 of the 5,450 reserved shares that have been granted to our employees, and 4,450 shares remain available for grant. Participants in the 2002 Plan are required to pay us a per share purchase price, as set by the board from time to time, for each restricted share.

     The vested percentage of a participant’s restricted stock award will be no more restrictive than as follows:

YEARS OF PARTICIPATION	VESTED
IN PLAN	PERCENTAGE
Less than 6 years	0%
6 years but less than 7 years	20%
7 years but less than 8 years	40%
8 years but less than 9 years	60%
9 years but less than 10 years	80%
10 years or more	100%

     The restrictions on outstanding restricted stock awards immediately lapse (except as may be provided in the participant’s restricted stock agreement with us) in the event of a change of control, subject to the golden parachute payment limitations of Code Section 280G. In addition, a participant’s restricted stock award becomes 100% vested in the event of his or her retirement at or after age 65, death or disability. During the restriction period, participants holding shares of restricted stock granted under the 2002 Plan are entitled to exercise full voting rights with respect to such shares, and to receive all dividends and other distributions paid with respect to such shares.

     Prior to the issuance of any common stock certificates under the 2002 Plan, participants are required to enter into a shareholder agreement with us with “bring along” and “come along” provisions which (1) entitle the participant to participate in any voluntary sale of our capital stock, and (2) require the participant to participate in certain voluntary sales of our capital stock. In addition, we may require a participant to enter into a confidentiality agreement and/or a noncompetition agreement as a condition precedent to any award of restricted stock under the 2002 Plan.

     A participant’s restricted stock award is subject to forfeiture if the participant is “terminated for cause” as defined in the 2002 Plan. Participants who have received certificates for restricted shares issued under the 2002 Plan are required to sell those shares back to us upon the occurrence of certain “trigger events.” These trigger events include: termination of employment; death; disability; institution of certain litigation against us; and the breach or threatened breach of the participant’s non-competition or confidentiality agreement. The redemption price is based on our per share book value, subject to certain adjustments; provided, however, that if the participant is “terminated for cause” or if the participant institutes certain litigation against us, the redemption price will be reduced to $1.00 per share. A participant’s obligation to sell his/her restricted stock to us, and our obligation to purchase such restricted stock, terminates upon an initial public offering of our common stock.

SALARY CONTINUATION PLAN

     The board of directors of Packaging adopted a Salary Continuation Plan effective September 1985, which has been amended from time to time (the “Salary Continuation Plan”). The Salary Continuation Plan is a non-qualified deferred compensation plan administered by an administrative committee comprised of William C. Young and Michael J. Plotzke. All of Packaging’s employees are eligible to participate in the Salary Continuation Plan, subject to selection by the administrative committee.

     The Salary Continuation Plan provides for the payment of normal retirement and death benefits, and in some cases early retirement benefits, to participants, as specified in the participant’s adoption agreement. An adoption agreement between the participant and Packaging sets forth the age, years of service and other requirements a participant must attain in order to receive a particular benefit. In general, a participant must have participated in the Salary Continuation Plan for at least 10 years, and must have attained the age of at least 59, but not age 65, in order to receive early retirement benefits. A participant generally must have participated in the Salary Continuation Plan for at least 10 years, and must have attained the age of 65, in order to receive normal retirement benefits. The Salary Continuation Plan does not specify minimum age or years of service requirements for death benefits.

     Following satisfaction of all eligibility requirements and a notice by the participant or his or her representative requesting the payment of benefits, we are required to pay the early retirement, normal retirement or death benefits specified in the participant’s adoption agreement. Participants do not vest ratably in any benefit over the term of their employment with Packaging. Participants are entitled to receive only one benefit (early retirement, normal retirement or death), and each benefit is payable on a monthly basis for a period of 180 months. Packaging’s obligation to pay benefits to a participant ceases if the participant violates the terms of a non-competition agreement contained in his or her adoption agreement. Packaging may amend or terminate the Salary Continuation Plan at any time, unless a participant has fully vested in his or her benefits. All benefits payable under the Salary Continuation Plan are paid out of Packaging’s general assets, and Packaging has purchased life insurance to fund death benefits for the participants.

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

DIRECTOR COMPENSATION

     Mr. Young receives no cash consideration for serving on the board of directors of any of our companies. Mr. Schellenberg and Mr. Schlageter received compensation in the amount of approximately $15,000 per year, for their services on the board of directors of our companies, plus out-of-pocket expenses incurred in connection with their duties as directors. Mr. Schlageter also received approximately $110,000 for consulting services throughout the year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the year ended October 30, 2004, William C. Young, our President and Chief Executive Officer, determined compensation for our Named Executives. For information regarding transactions between us and Mr. Young, his affiliates and entities he controls, see “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the outstanding capital stock of Plastipak with respect to the following:

•	each person known by Plastipak to own more than 5% of its outstanding capital stock;

•	each director;

•	each Named Executive; and

•	the directors and executive officers of Plastipak, as a group.

     Each shareholder has sole voting and investment power with respect to the shares beneficially owned. The address for each shareholder is c/o Plastipak Holdings, Inc., 41605 Ann Arbor Road, Plymouth, Michigan 48170.

	SHARES OF		PERCENTAGE OF
NAME OF SHAREHOLDER	COMMON STOCK		COMMON STOCK
William C. Young	21,414	(a)	75.63%
Multi-Investments Limited Partnership(b)	3,936		13.90%
William A. Slat	725		2.56%
Michael J. Plotzke	545	(c)	1.89%
Thomas Busard	218	(d)	0.77%
Gene W. Mueller	500	(e)	1.75%
Thomas L. Schellenberg	0		0.00%
William J. Schlageter	0		0.00%
Directors and executive officers as a group (7 persons)	27,338	(f)	93.57%

(a)	Represents 21,414 shares held by the Revocable Trust Agreement of William C. Young dated 12/23/88, as amended.

(b)	Multi-Investments Limited Partnership is a Michigan limited partnership that is owned by the Young family. The partnership is comprised of one General Partner and four Limited Partners. The General Partner is William C. Young, Trustee of the Revocable Trust Agreement of William C. Young dated 12/23/88. The Limited Partners are: (i) W.C. Young Trust FBO W. Patrick Young dated 12/23/89, or successors in trust, W.C. Young and W. Patrick Young, Trustees; (ii) W.C. Young Trust FBO Amy L. Young dated 12/23/89, or successors in trust, W.C. Young and Amy L. Morgan, Trustees; (iii) W.C. Young Trust FBO Tracey L. Young dated 12/23/89, or successors in trust, W.C. Young and Tracey L. Deal, Trustees; and (iv) W.C. Young Trust FBO Brittany M.G. Young dated 12/29/92, or successors in interest, W. Patrick Young, Amy L. Morgan and Tracey L. Deal, Trustees.

(c)	Includes options to acquire 500 shares which are presently exercisable.

(d)	Includes options to acquire 100 shares which are presently exercisable.

(e)	Includes options to acquire 200 shares which are presently exercisable.

(f)	Includes the presently exercisable options described in footnotes (c), (d) and (e) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS RELATIONSHIPS AND TRANSACTIONS

     We have maintained business relationships and entered into business transactions with companies owned or controlled by Mr. William C. Young, our Chief Executive Officer and largest shareholder, or managed by members of his immediate family (each an “affiliate” and collectively “affiliates”). A brief summary of the agreements, leases, and arrangements between the affiliates and us follows. We believe, based on our general awareness of market pricing and standards, that transactions with our affiliates are on terms no less favorable to us than those that would be available to us in arm’s-length transactions with unaffiliated third parties for similar products and services, with the exception of extended payment terms for certain affiliates discussed below. As a result of the Reorganization, as described in Item 1 of this Form 10-K, certain transactions which would formerly have been transactions with affiliates are now intercompany transactions among our subsidiaries, which are eliminated in consolidation in our consolidated financial statements and are not disclosed separately in this Form 10-K.

FACILITIES, EQUIPMENT RENTAL AND MANUFACTURING, AND RELATED SERVICES

     TABB owns and leases to us most of our manufacturing locations and some warehouse facilities. Prior to the Reorganization, the real estate we now lease from TABB had been owned by both William P. Young (William C. Young’s father) and William C. Young as partners, or by William C. Young individually. All of these properties were transferred to TABB in anticipation of the Reorganization. Written leases with terms expiring on December 31, 2007 are currently in effect (the “Affiliate Real Estate Leases”) for all of the properties now leased from TABB (now an intercompany transaction eliminated in consolidation in our consolidated financial statements). In addition, we lease a warehouse in Westland, MI from WCY Realty, LLC, a limited liability company, which is wholly owned by a trust that is controlled by William C. Young. William C. Young is also the manager (chief executive officer) of WCY Realty, LLC. Packaging made lease payments to WCY Realty, LLC of $144,000 in fiscal 2004.

     Packaging subleased warehouse space in Plymouth, Michigan to Absopure Water Company on a rent pass-through basis for monthly rental payments of $11,500. Recently, Whiteline has assumed the warehouse lease. Absopure is a corporation owned by William C. Young, members of his immediate family and trusts they control. William C. Young serves as President and as a director of Absopure. Members of his immediate family also serve as officers and directors of Absopure.

     The William C. Young family owns William P. Young Company (“WPY Co.”). William C. Young serves as President and as a director of WPY Co. Pursuant to an agreement among WPY Co., Packaging, Whiteline and Clean Tech, WPY Co. provides engineering, planning, design, equipment manufacturing, marketing consultation, logistic services and other technical services, as well as equipment rental on a project-by-project basis. The fees WPY Co. charges Packaging, Whiteline and Clean Tech for services are comparable to those it charges unaffiliated third parties. WPY Co. invoiced Packaging $8,671,120 for engineering, technical and machine services in fiscal 2004. There were no fees charged to Whiteline or Clean Tech in fiscal year 2004.

TRANSPORTATION SERVICES

Whiteline, a fully licensed ICC common carrier, operates a fleet of approximately 300 trucks and 1,100 trailers and is Packaging’s primary supplier of trucking and shipping services. Whiteline services approximately 70% of Packaging’s trucking needs, and also leases trucks and provides empty trailers under a “drop trailer” arrangement with Packaging to facilitate distribution and transportation services to Packaging’s customers. Whiteline also supplies trucking and other transportation-related personnel to Packaging on an as-requested basis.

     Whiteline also provides shipping services to affiliates Absopure, Buffalo Don’s Artesian Wells, Ltd and Waters of America. Buffalo Don’s is a corporation owned by William C. Young, members of his immediate family and trusts they control. William C. Young serves as Chairman and a director of Buffalo Don’s. Members of his immediate family are also officers and directors of Buffalo Don’s. Waters of America (“Waters”) is a Delaware limited liability company that was organized in 2000. Fifty percent of the ownership interests of Waters of America is held by the Clean Drink Company, a Michigan limited liability company, which is in turn 100% owned by members of William C. Young’s immediate family, or by trusts controlled by William C. Young. Whiteline has entered into a transportation contract with each of Buffalo Don’s, Absopure and Waters under which it provides shipping services at standard rates comparable to those it charges unaffiliated third parties. These transportation contracts are terminable by either party upon 30 days’ notice. Whiteline invoiced Absopure, Buffalo Don’s and Waters $5,450,315, $1,190,543 and $544,046, respectively, for services in fiscal 2004.

PLASTIC CONTAINER SALES

     Packaging sells plastic containers to affiliate Absopure for its bottled water business. The sales by Packaging to Absopure are not covered by a written agreement; however, sales to Absopure are at prices no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Absopure for containers in the amount of $12,988,156 in fiscal 2004. There is currently an outstanding balance of $4,052,263 due from Absopure to Packaging, out of which $496,060 was over 90 days old at October 30, 2004.

     Packaging also sells plastic containers to affiliate Buffalo Don’s under a sales agreement dated February 2, 1993. The sales agreement has a term of four years with automatic annual extensions, subject to a 90-day cancellation notice. Sales to Buffalo Don’s under the sales agreement are on terms no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Buffalo Don’s $1,732,221 in fiscal 2004. Buffalo Don’s currently owes Packaging $1,064,124, out of which $712,364 was over 90 days old at October 30, 2004.

     Packaging sells plastic containers to Waters of America, LLC for its bottled water business under a five-year product supply agreement dated July 1, 2000. The agreement is a full requirements contract for all of Waters’ HDPE and PET container needs. Sales to Waters are on terms are no less favorable to Packaging than those with unaffiliated third parties. Packaging invoiced Waters for plastic containers in the amount of $2,560,893 in fiscal 2004. There is currently an outstanding balance due of $1,118,682, out of which $458,518 was over 90 days old at October 30, 2004.

ADMINISTRATIVE SERVICES AND INSURANCE

     Plastipak and Packaging provided and continue to provide administrative services (i.e., marketing, accounting, legal services) to several affiliated companies. Packaging invoiced Absopure $60,000 for administrative services in fiscal 2004, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $10,000 due to us from Absopure. Packaging invoiced Buffalo Don’s $30,000 for administrative services in fiscal 2004, pursuant to a service agreement dated September 12, 1994. The service agreement continues until written notice of cancellation by either party. There is currently outstanding a balance of $5,000 due to us from Buffalo Don’s.

     Plastipak and Packaging provided and continue to provide insurance to several affiliated companies. Plastipak and/or Packaging invoiced Absopure for insurance premiums in the amount of $1,676,414 in fiscal 2004. Absopure currently owes us $339,143 for insurance premiums. Plastipak and/or Packaging invoiced Buffalo Don’s for insurance premiums in the amount of $126,265 in fiscal 2004. Buffalo Don’s currently owes us $10,333 for insurance premiums. Plastipak and/or Packaging invoiced WPY Co. for insurance premiums in the amount of $97,081 for fiscal 2004.

OTHER

During 2004, Plastipak donated $500,000 to a foundation established by the family of the principal stockholder. The donation will be used for the Associates’ Sons and Daughters Scholarship Program. The Associates’ Sons and Daughters Scholarship Program has been established by the Young Family Foundation to assist eligible employees’ children who plan to continue education in college programs.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees paid to Plastipak’s independent auditor, Grant Thornton LLP, during fiscal years 2003 and 2004 were approximately $696,000 and $487,000, respectively. The following sets forth the amounts paid for audit, audit-related, tax and all other fees.

Audit Fees

     Plastipak paid fees for professional services rendered for the audit of annual financial statements and review of financial statements included in Form 10-Q reports as well as services that are normally provided in connection with statutory and regulatory filings. In fiscal 2003 and 2004, Plastipak paid audit fees of approximately $343,000 and $331,000, respectively.

Audit-Related Fees

     Fees were paid for assurance and related services that are reasonably related to the performance of the audit or review of financial statements not included as audit fees. This category includes fees related to the performance of audits and attest services not required by statute or regulations and accounting consultations regarding the application of GAAP to proposed transactions. Audit-related fees of approximately $87,000 and $54,000 were paid out in fiscal 2003 and 2004, respectively.

Tax Fees

     Plastipak paid fees for professional services rendered for tax compliance, tax advice, and tax planning (domestic and international). In fiscal 2003 and 2004, Plastipak paid tax fees of approximately $233,000 and $87,000, respectively.

All Other Fees

     Plastipak paid for products and services other than those reported as audit, audit-related and tax fees as well. All other fees of approximately $33,000 and $16,000 were paid out in fiscal 2003 and 2004, respectively. These services were primarily related to cost classification studies and other professional consultations and discussions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

Consolidated Balance Sheets as of October 30, 2004 and November 1, 2003

Consolidated Statements of Earnings for the years ended October 30, 2004, November 1, 2003 and November 2, 2002

Consolidated Statements of Stockholders’ Equity for the years ended October 30, 2004, November 1, 2003 and November 2, 2002

Consolidated Statements of Cash Flows for the years ended October 30, 2004, November 1, 2003 and November 2, 2002

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

     (a)(3) Exhibits

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
3.1	(a)	Articles of Incorporation of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.1	(b)	Bylaws of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.2	(a)	Certificate of Incorporation of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.2	(b)	Bylaws of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.3	(a)	Certificate of Incorporation of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.3	(b)	Bylaws of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.4	(a)	Articles of Incorporation of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.4	(b)	Bylaws of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.5	(a)	Articles of Organization of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.5	(b)	Bylaws of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

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

4.3
Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

10.1
Fourth Amended and Restated Credit Agreement dated as of August 20, 2001 by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Clean Tech, Inc., Whiteline Express, Ltd., TABB Realty, LLC, various banks, Comerica Bank (as Lead Arranger and Administrative Agent), Bank One Michigan (as Syndications Agent), Standard Federal Bank (as Syndications Agent) and Fleet National Bank (as Documentation Agent) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.2
First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.3
Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of September 18, 2002 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

10.4
Third Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of July 25, 2003 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.5	*	Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.6	*
Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 333-73552) as filed on September 17, 2002)

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
10.7	*
First Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended November 2, 2002 (File No. 333-73552) as filed on January 31, 2003)

10.8	*
2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended November 2, 2002 (File No. 333-73552) as filed on January 31, 2003)

10.9	*
First Amendment to 2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc. dated as of December 19, 2003 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.10	*
Second Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. dated as of December 19, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.11	*
Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.12		Fifth Amended and Restated Revolving Credit Agreement as of January 28, 2005

14		Code of Business Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

21		List of subsidiaries of the registrants

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

31.2		Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTIPAK HOLDINGS, INC.
By:	/s/ Michael J.Plotzke
Michael J. Plotzke,
Treasurer and Chief Financial Officer

Dated: January 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated below.

Dated: January 28, 2005	By:	/s/ William C. Young
William C. Young
President and Chief Executive Officer and Director

By:	/s/ Michael J. Plotzke
Michael J. Plotzke,
Treasurer and Chief Financial Officer

By:	/s/ Thomas L. Schellenberg
Thomas L. Schellenberg,
Director

By:	/s/ William J. Schlageter
William J. Schlageter,
Director

EXHIBIT INDEX

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
3.1	(a)	Articles of Incorporation of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.1	(b)	Bylaws of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.2	(a)	Certificate of Incorporation of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.2	(b)	Bylaws of Plastipak Packaging, Inc. (incorporated by reference to Exhibit 3.2(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.3	(a)	Certificate of Incorporation of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.3	(b)	Bylaws of Whiteline Express, Ltd. (incorporated by reference to Exhibit 3.3(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.4	(a)	Articles of Incorporation of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.4	(b)	Bylaws of Clean Tech, Inc. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.5	(a)	Articles of Organization of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(a) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

3.5	(b)	Bylaws of TABB Realty, LLC (incorporated by reference to Exhibit 3.5(b) to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

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

4.3
Exchange and Registration Rights Agreement dated September 25, 2002 among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Whiteline Express, Ltd., Clean Tech, Inc., TABB Realty, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

10.1
Fourth Amended and Restated Credit Agreement dated as of August 20, 2001 by and among Plastipak Holdings, Inc., Plastipak Packaging, Inc., Clean Tech, Inc., Whiteline Express, Ltd., TABB Realty, LLC, various banks, Comerica Bank (as Lead Arranger and Administrative Agent), Bank One Michigan (as Syndications Agent), Standard Federal Bank (as Syndications Agent) and Fleet National Bank (as Documentation Agent) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.2
First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of November 16, 2001 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.3
Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of September 18, 2002 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-101098) as filed on November 8, 2002)

10.4
Third Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of July 25, 2003 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.5	*	Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.6	*
Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 333-73552) as

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
filed on September 17, 2002)

10.7	*
First Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended November 2, 2002 (File No. 333-73552) as filed on January 31, 2003)

10.8	*
2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended November 2, 2002 (File No. 333-73552) as filed on January 31, 2003)

10.9	*
First Amendment to 2002 Restricted Stock Bonus Plan of Plastipak Holdings, Inc. dated as of December 19, 2003 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.10	*
Second Amendment to Amended and Restated Restricted Stock Bonus Plan of Plastipak Holdings, Inc. dated as of December 19, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

10.11	*
Plastipak Packaging, Inc. Amended and Restated Salary Continuation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-73552) as filed on February 19, 2002)

10.12		Fifth Amended and Restated Revolving Credit Agreement as of January 28, 2005

14		Code of Business Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended November 1, 2003 (File No. 333-73552) as filed on January 29, 2004)

21		List of subsidiaries of the registrants

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

31.2		Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

(b)	Reports on Form 8-K

On October 10, 2004, Plastipak Holdings, Inc., filed a Current on Form 8-K pursuant to Iten 8.01 Other Event, regarding an agreement entered into by Clean Tech Slovakia s.r.o, a wholly owned subsidiary of Clean Tech Inc., which in turn is a wholly owned subsidiary of the Registrant.