Form 10-Q
period 2005-01-29
PLASTIPAK HOLDINGS INC
filed 2005-03-15
CIK 1161738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73552

PLASTIPAK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Michigan	52-2186087

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 29, 2005 was 28,416.

PLASTIPAK HOLDINGS, INC.
FORM 10-Q INDEX

i

PART - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 29,	October 30,
	2005	2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,279,431	$11,805,284
Accounts Receivable
Trade (net of allowance of $2,992,563 and $2,557,711 at January 29, 2005 and October 30, 2004)	61,359,234	74,818,848
Related parties	7,565,118	7,953,867

	68,924,352	82,772,715

Inventories	121,076,364	99,277,849
Prepaid expenses	12,562,999	20,871,455
Prepaid federal income taxes	108,316	99,530
Deferred income taxes	3,433,000	2,934,000
Other current assets	5,160,273	3,021,049

Total Current Assets	220,544,735	220,781,882

Property, Plant & Equipment- Net	419,342,552	423,702,042

Other Assets
Cash surrender value of life insurance	2,237,920	2,237,920
Deposits	12,220,879	5,833,329
Capitalized loan costs (net of accumulated amortization of $5,599,387 and $5,169,415 at January 29, 2005 and October 30, 2004)	8,816,779	7,821,832
Intangible assets (net of accumulated amortization of of $7,603,717 and $6,826,005 at January 29, 2005 and October 30, 2004)	8,909,004	8,333,754
Prepaids	784,571	840,916
Sundry	475,361	305,474

Total Other Assets	33,444,514	25,373,225

Total Assets	$673,331,801	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 29,	October 30,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$134,195,834	$141,355,859
Current portion of long term obligation	5,052,567	5,232,248
Accrued liabilities
Taxes other than income	8,036,682	12,842,361
Other accrued expenses	46,835,258	34,996,699
Income taxes	96,234	—

Total Current Liabilities	194,216,575	194,427,167

Senior Notes (net of unamortized premium and FV of swaps of $1,864,617 and ($2,569,471) at January 29, 2005 and $1,935,424 and ($2,026,103) at October 30, 2004)	324,295,147	324,909,322

Long-Term Obligations	60,086,022	61,783,680

Deferred Income Taxes	25,952,000	23,933,000

Other Non-Current Liabilities	4,740,588	4,622,314

Obligations Under Stock Bonus Plans	11,959,208	11,371,402

Stockholders’ Equity
Common stock, no par value, 60,000 shares authorized; 28,416 shares issued and outstanding	28,416	28,416
Retained earnings	52,053,845	48,781,848

Total Stockholders’ Equity	52,082,261	48,810,264

Total Liabilities and Stockholders’ Equity	$673,331,801	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended
	January 29,	January 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$280,468,343	$225,967,628

Cost and expenses	242,096,857	203,556,028

Gross profit	38,371,486	22,411,600

Selling, general and administrative expenses	23,106,039	19,398,058

Operating profit	15,265,447	3,013,542

Other expense (income)
Interest expense	9,812,859	8,944,164
Interest income	(54,649)	(98,468)
Royalty income	(40,000)	(159,074)
Loss (gain) on foreign currency translation	701,399	(271,015)
Sundry income	(46,159)	(217,022)

	10,373,450	8,198,585

Earnings (loss) before income taxes	4,891,997	(5,185,043)

Income tax expense (benefit) Current
Current	100,000	(523,000)
Deferred	1,520,000	(1,087,000)

	1,620,000	(1,610,000)

Net earnings (loss)	$3,271,997	$(3,575,043)

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	January 29,	January 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net earnings (loss)	$3,271,997	$(3,575,043)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	18,476,109	15,145,513
Amortization of net premium on Senior Notes	(70,807)	(70,810)
Bad debt expense	330,796	314,701
Deferred salaries	122,328	382,300
Gain on sale of equipment	(4,750)	(103,555)
Deferred tax expense (benefit)	1,520,000	(523,000)
Restricted stock option - interest and compensation	587,806	155,231
Foreign currency translation loss (gain)	102,818	(100,336)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	13,517,567	(12,366,278)
(Increase) decrease in inventories	(21,798,515)	1,395,124
Decrease in prepaid expenses and other current assets	6,062,060	3,349,265
Increase in prepaid federal income taxes	(8,786)	(1,013,319)
Increase in other liabilities	6,485,458	9,109,872
Increase in deposits	(6,387,550)	(7,218,528)
(Decrease) increase in accounts payable	(7,160,025)	2,623,035
Increase in sundry other assets	(169,887)	(107,989)
Increase (decrease) in income taxes	96,234	(6,000)

Net cash provided by operating activities	14,972,853	7,390,183
Cash Flows Used In Investing Activities
Acquisition of property and equipment	(12,739,174)	(38,517,981)
Proceeds from sale of equipment	29,423	797,669
Acquisition of intangible assets	(1,352,961)	(4,512,500)

Net cash used in investing activities	(14,062,712)	(42,232,812)
Cash Flows (Used In) Provided By Financing Activities
Net (repayments) borrowings under revolving debt	(420,000)	14,681,384
Principal payments on long-term obligations	(1,591,075)	(2,134,558)
Proceeds from long-term obligations	—	226,519
Capitalized loan costs	(1,424,919)	—

Net cash (used in) provided by financing activities	(3,435,994)	12,773,345

Net decrease in cash and cash equivalents	(2,525,853)	(22,069,284)

Cash and cash equivalents at beginning of the year	11,805,284	37,278,406

Cash and cash equivalents at end of the period	$9,279,431	$15,209,122

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

	Three Months Ended
	January 29,	January 31,
	2005	2004
	(unaudited)	(unaudited)
Supplemental Cash Flow Information:

Cash paid for interest	$1,509,000	$1,530,000

Supplemental Noncash Invseting and Financing Activities:

Acquisition of equipment through the assumption of long-term obligations	$31,000	$7,936,000

Increase in fair value of interest rate swaps	$(543,000)	$2,182,000

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation, Nature of Operations and Summary of Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three months ended January 29, 2005 are not necessarily indicative of the results that may be expected for the year ending October 29, 2005.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 28, 2005.

Reclassifications

Certain reclassifications have been made to the 2004 financial information in order for them to conform to the classifications at January 29, 2005.

Note B - Fiscal Period

Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak’s fiscal period ends on the Saturday closest to October 31. The three month periods ended January 29, 2005 and January 31, 2004 contained 13 weeks.

Note C - New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company historically has not engaged in significant exchanges that are included in the scope of SFAS 153.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note C - New Accounting Pronouncements - Continued

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and for nonpublic companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

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

Note D - Inventories

Inventories consisted of the following at:

	January 29,	October 30,
	2005	2004
Raw Materials	$55,392,670	$38,747,489
Finished Goods	51,495,734	46,855,038
Parts & Supplies	14,187,960	13,675,322

	$121,076,364	$99,277,849

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

	January 29,	October 30,
	2005	2004
Note E - Long-Term Obligations

Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $300,000,000. Interest is payable quarterly at Eurodollar (plus an additional margin) or prime-based rates, which varied from 4.50% to 5.25% at October 30, 2004 and 5.25% to 5.75% at January 29, 2005. The company is required to pay quarterly facility fees during the year. All the assets of Plastipak secure the credit facility.	$1,749,352	$-

Notes payable to banks with interest rates varying from 2.9% to 4.6%, are due at various times through 2006. Borrowings are primarily collateralized by letters of credit.	49,140,000	51,251,830

Notes payable with interest rates varying from 2.6% to 7.5% due in various installments at various dates through 2007, collateralized by certain equipment and, in part, by letters of credit.	556,219	951,096

Capital leases with interest rates varying from 2.2% to 9.5% due in various installments at various dates through 2009.	13,693,018	14,813,002

	65,138,589	67,015,928
Less current portion	5,052,567	5,232,248

	$60,086,022	$61,783,680

On January 28, 2005, the Company amended its revolving credit agreement and entered into the Fifth Amended and Restated Revolving Credit Agreement. The amendment provides for an increase in the line of credit from $150,000,000 to $300,000,000. The agreement allows the Company to borrow up to $300,000,000 subject to borrowing base limitations and covenant restrictions. Interest under the Amended Credit Agreement is payable at 175 to 350 basis points per annum over Eurodollar or at prime rates, as the Company selects. The Amended Credit Agreement is secured by substantially all of the assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Plastipak, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of January 29, 2005, $58.6 million and $1.8 million in letters of credit and borrowings, respectively, were currently outstanding under the Fifth Amended and Restated Credit Agreement and the Company had $239.6 million available for borrowing subject to borrowing base limitations and covenant restrictions.

Note F - Derivative Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50,000,000 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. As of January 29, 2005, the Company recorded an increase of $543,368 in other accrued expenses to recognize the fair value of the swap and a $543,368 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

On February 18, 2005 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreements, the Company paid the bank $3,245,000.

Note G – Stock Compensation Plans

Plastipak sponsors two Restricted Stock Bonus Plans: the Amended and Restated Restricted Stock Bonus Plan and the 2002 Restricted Stock Bonus Plan. The Company accounts for unexercised options under these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The plans are considered to be variable plans and therefore, stock-based employee compensation cost for unexercised options is reflected in net income as a component of general and administrative expenses, as all options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Amounts expensed for unexercised options approximate that which would have been expensed had the value of the options granted been computed under provisions of SFAS 123.

The Company accounts for shares issued under these plans under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The provisions of SFAS 150 were effective for the Company beginning in the first quarter of fiscal 2005. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement requires an issuer to classify a financial instrument issued in the form of shares that is “mandatorily redeemable” and that embodies an unconditional obligation requiring the issuer (the Company) to redeem it by transferring its assets at specified or determinable date (or dates) or “upon an event that is certain to occur”. SFAS 150 requires that a company initially measure mandatorily redeemable instruments at fair value. The Company currently reflects a liability for these instruments at fair value; therefore, no initial transition adjustment was required.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note G – Stock Compensation Plans - Continued

Each of the above-referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments. Increases in the per share redemption value associated with shares issued under the plans are treated as interest expense and an increase to obligations under stock bonus plans. Included in interest expense for the period ended January 29, 2005 is $271,000. Increases in the per share redemption value associated with options granted under the plans are treated as compensation expense and an increase to obligations under stock bonus plans. Included in general and administrative expenses for period ended January 29, 2005 is $316,000, representing the excess of the redemption value over the exercise price for options granted and the increase in redemption value associated with unexercised options.

As of January 29, 2005, the balance of obligations under the stock bonus plans subject to mandatory redemption was $5,517,185. Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3,000,000 in the aggregate in any fiscal year.

The table below summarizes the changes in the Company’s stock compensation plans.

	Amended and	2002 Plan
	Restated Restricted	Restricted Stock
	Stock Bonus Plan	Bonus Plan	Total
Options outstanding at November 1, 2003	1,808	700	2,508
Granted	—	—	—
Exercised	—	(100)	(100)
Cancelled	—	—	—

Options outstanding at October 30, 2004	1,808	600	2,408
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at January 29, 2005	1,808	600	2,408

Options exercisable at October 30, 2004	1,808	600	2,408

Options exercisable at Janaury 29, 2005	1,808	600	2,408

Mandatorily Redeemable Shares January 29, 2005	1,642	400	2,042

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note H - Legal Proceedings

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

Note I - Guarantor and Nonguarantor Financial Statements and Reportable Segments

The Senior Notes are unsecured, and guaranteed by each of Plastipak’s current and future material domestic subsidiaries.

The following condensed consolidating financial information presents:

(1)	Condensed consolidating balance sheets as of January 29, 2005 and October 30, 2004, statements of operations and statements of cash flows for the three months ended January 29, 2005 and January 31, 2004 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

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

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I - Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of January 29, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$588,961	$4,015,756	$4,674,714	$—	$9,279,431
Accounts receivable	21,883,133	32,946,057	22,047,909	(7,952,747)	68,924,352
Inventories	—	101,263,637	19,812,727	—	121,076,364
Prepaid expenses	—	10,227,606	2,335,393	—	12,562,999
Prepaid federal income taxes	—	—	108,316	—	108,316
Deferred income taxes	(4,624,000)	5,532,000	2,525,000	—	3,433,000
Other current assets	—	3,242,316	1,917,957	—	5,160,273

Total Current Assets	17,848,094	157,227,372	53,422,016	(7,952,747)	220,544,735

Property, Plant & Equipment- Net	—	370,579,417	48,763,135	—	419,342,552

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	12,154,207	66,672	—	12,220,879
Investment in and advances to affiliates	370,726,600	(287,757,343)	—	(82,969,257)	—
Capitalized loan costs	861,366	7,955,413	—	—	8,816,779
Intangible assets	—	7,542,691	1,366,313	—	8,909,004
Deferred tax asset -long term	(766,556)	766,556	—	—	—
Prepaids	—	784,571	—	—	784,571
Sundry	—	2,300,000	475,361	(2,300,000)	475,361

Total Other Assets	370,821,410	(254,015,985)	1,908,346	(85,269,257)	33,444,514

Total Assets	$388,669,504	$273,790,804	$104,093,497	$(93,222,004)	$673,331,801

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet - Continued

As of January 29, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$108,058	$98,630,590	$43,409,934	$(7,952,748)	$134,195,834
Current portion of long term obligation	—	4,335,843	716,724	—	5,052,567
Taxes other than income	—	4,966,913	3,069,769	—	8,036,682
Other accrued expenses	16,639,009	20,935,878	9,260,371		46,835,258
Income taxes	100,000	(3,766)	—	—	96,234

Total Current Liabilities	16,847,067	128,865,458	56,456,798	(7,952,748)	194,216,575

Senior Notes	327,011,066	(2,715,919)	—	—	324,295,147

Long-Term Obligations	—	8,647,982	53,738,040	(2,300,000)	60,086,022

Deferred Income Taxes	(19,230,098)	42,657,097	2,525,000	1	25,952,000

Other Non-Current Liabilities	—	4,260,954	479,634	—	4,740,588

Obligations Under Stock Bonus Plan	11,959,208	—	—	—	11,959,208

Stockholders’ Equity (Deficit)	52,082,261	92,075,232	(9,105,975)	(82,969,257)	52,082,261

Total Liabilities and Stockholders’ Equity	$388,669,504	$273,790,804	$104,093,497	$(93,222,004)	$673,331,801

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$2,527,142	$6,983,461	$2,294,681	$—	$11,805,284
Accounts receivable	13,305,985	68,274,490	22,191,222	(20,998,982)	82,772,715
Inventories	—	80,503,817	18,774,032	—	99,277,849
Prepaid expenses	—	12,545,099	8,326,356	—	20,871,455
Prepaid federal income taxes	—	—	99,530	—	99,530
Deferred income taxes	(5,123,000)	5,532,000	2,525,000	—	2,934,000
Other current assets	—	1,985,425	1,035,624	—	3,021,049

Total Current Assets	10,710,127	175,824,292	55,246,445	(20,998,982)	220,781,882

Property, Plant & Equipment- Net	—	372,030,366	51,721,676	(50,000)	423,702,042

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	6,933,329	—	(1,100,000)	5,833,329
Investment in and advances to affiliates	363,458,976	(286,861,688)	—	(76,597,288)	—
Capitalized loan costs	894,076	6,927,756	—	—	7,821,832
Intangible assets	—	6,660,393	1,673,361	—	8,333,754
Deferred tax asset - long term	(766,556)	766,556	—	—	—
Prepaids	—	840,916	—	—	840,916
Sundry	—	5,000,000	305,474	(5,000,000)	305,474

Total Other Assets	363,586,496	(257,494,818)	1,978,835	(82,697,288)	25,373,225

Total Assets	$374,296,623	$290,359,840	$108,946,956	$(103,746,270)	$669,857,149

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended January 29, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$238,558,225	$42,088,990	$(178,872)	$280,468,343

Cost and expenses	—	205,467,567	37,322,887	(693,597)	242,096,857

Gross profit	—	33,090,658	4,766,103	514,725	38,371,486

Selling, general and administrative expenses	361,027	19,389,650	3,355,362	—	23,106,039

Operating (loss) profit	(361,027)	13,701,008	1,410,741	514,725	15,265,447

Other (income) expense
Equity in (earnings) loss of affiliates	(5,362,624)	690,658	—	4,671,966	—
Interest expense	8,739,053	456,233	654,245	(36,672)	9,812,859
Interest income	(8,494,453)	8,427,150	(24,018)	36,672	(54,649)
Royalty income	—	(40,000)	—	—	(40,000)
Loss on foreign currency translation	—	—	701,399	—	701,399
Sundry income	(135,000)	100,381	(11,540)	—	(46,159)

	(5,253,024)	9,634,422	1,320,086	4,671,966	10,373,450

Earnings before income taxes	4,891,997	4,066,586	90,655	(4,157,241)	4,891,997

Income taxes	1,620,000	—	—	—	1,620,000

Net earnings	$3,271,997	$4,066,586	$90,655	$(4,157,241)	$3,271,997

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended January 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$197,217,215	$28,815,554	$(65,141)	$225,967,628

Cost and expenses	—	173,825,008	29,846,913	(115,893)	203,556,028

Gross profit (loss)	—	23,392,207	(1,031,359)	50,752	22,411,600

Selling, general and administrative expenses	202,862	17,198,789	1,996,407	—	19,398,058

Operating (loss) profit	(202,862)	6,193,418	(3,027,766)	50,752	3,013,542

Other expense (income)
Equity in loss (earnings) of affiliates	5,290,996	829,618	—	(6,120,614)	—
Interest expense	7,898,941	133,708	951,517	(40,002)	8,944,164
Interest income	(8,072,756)	7,951,245	(16,959)	40,002	(98,468)
Royalty income	—	(159,074)	—	—	(159,074)
Gain on foreign currency translation	—	—	(271,015)	—	(271,015)
Sundry income	(135,000)	(77,635)	(4,387)	—	(217,022)

	4,982,181	8,677,862	659,156	(6,120,614)	8,198,585

Loss before income taxes	(5,185,043)	(2,484,444)	(3,686,922)	6,171,366	(5,185,043)

Income taxes	(1,610,000)	—	—	—	(1,610,000)

Net loss	$(3,575,043)	$(2,484,444)	$(3,686,922)	$6,171,366	$(3,575,043)

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended January 29, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(33,181)	$12,192,546	$5,513,488	$(2,700,000)	$14,972,853

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(13,314,317)	(664,657)	1,239,800	(12,739,174)
Proceeds from sale of equipment	—	29,423	1,239,800	(1,239,800)	29,423
Investment in and advances to affiliates	(1,905,000)	(1,700,000)	—	3,605,000	—
Acquisition of intangible assets	—	(1,352,961)	—	—	(1,352,961)

Net cash (used in) provided by investing activities	(1,905,000)	(16,337,855)	575,143	3,605,000	(14,062,712)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings (repayments) under revolving debt	—	1,749,352	(4,869,352)	2,700,000	(420,000)
Principal payments on long-term obligations	—	(1,401,829)	(539,246)	350,000	(1,591,075)
Proceeds from long-term obligations	—	2,255,000	—	(2,255,000)	—
Capital increases	—	—	1,700,000	(1,700,000)	—
Capitalized loan costs	—	(1,424,919)	—		(1,424,919)

Net cash provided by (used in) financing activities	—	1,177,604	(3,708,598)	(905,000)	(3,435,994)

Net (decrease) increase in cash	(1,938,181)	(2,967,705)	2,380,033	—	(2,525,853)

Cash and cash equivalents at the beginning of the year	2,527,142	6,983,461	2,294,681	—	11,805,284

Cash and cash equivalents at the end of the period	$588,961	$4,015,756	$4,674,714	$—	$9,279,431

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the three months ended January 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash provided by operating activities	$1,142,252	$3,502,718	$2,745,213	$—	$7,390,183

Cash Flows (Used In) Provided By Investing Activities	—
Acquisition of property and equipment	—	(36,708,081)	(1,809,900)	—	(38,517,981)
Proceeds from sale of equipment	—	797,669	—	—	797,669
Investment in and advances to affiliates	(14,000,000)	(210,169)	—	14,210,169	—
Acquisition of intangible assets	—	(4,512,500)	—	—	(4,512,500)

Net cash (used in) provided by investing activities	(14,000,000)	(40,633,081)	(1,809,900)	14,210,169	(42,232,812)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings (repayments) under revolving debt	—	14,971,953	(290,569)	—	14,681,384
Principal payments on long-term obligations	—	(1,660,495)	(474,063)	—	(2,134,558)
Proceeds from long-term obligations	—	14,000,000	226,519	(14,000,000)	226,519
Capital increases	—	—	210,169	(210,169)	—

Net cash provided by (used in) financing activities	—	27,311,458	(327,944)	(14,210,169)	12,773,345

Net (decrease) increase in cash	(12,857,748)	(9,818,905)	607,369	—	(22,069,284)

Cash and cash equivalents at the beginning of the year	23,104,119	12,750,772	1,423,515	—	37,278,406

Cash and cash equivalents at the end of the period	$10,246,371	$2,931,867	$2,030,884	$—	$15,209,122

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) - Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows - Continued

Supplemental Cash Flow Information:

Depreciation and Amortization Expense	Guarantor	Nonguarantor
Period ended	Subsidiaries	Subsidiaries	Total
1/29/05	$15,836,161	$2,639,948	$18,476,109

1/31/04	$12,884,036	$2,261,477	$15,145,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Please refer to the “Risk Related to Our Business” section, in our Form 10-K for the year ended October 30, 2004, for a summary of factors that could cause actual results to differ materially from those projected in a forward-looking statement. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

     All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, risks associated with our South American and European operations, competition in our product categories (including the impact of possible new technologies and the impact of such competition on pricing, revenues and margins), our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, our exposure to fluctuations in resin and energy prices, our dependence on significant customers and the risk that customers will not purchase our products in the amounts we expect, our dependence on key management and our labor force and the material adverse effect that could result from the loss of their services. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

     We have three entities in Central Europe. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly-owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. will serve as a post-consumer recycling operation in Central Europe and produce performs for sale in Eastern and Central Europe.

     All of the Plastipak group of companies are headquartered in Plymouth, Michigan with the exception of our entities in Central Europe and Plastipak Brasil and its subsidiaries.

Results of Operations

     We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended January 29, 2005 and January 31, 2004 were 13 weeks long.

     Listed in the table below are our revenues and related percentages of revenue for the three months ended January 29, 2005 and January 31, 2004 in each of our product categories.

Consolidated Revenue By Product Category

	Three Months Ended		Three Months Ended
	January 29, 2005		January 31, 2004
	(dollar amounts in thousands)
	2005	%	2004	%
Carbonated and non-carbonated beverage revenue	$124,995	44.6%	$105,049	46.5%
Consumer cleaning revenue	83,492	29.8	69,533	30.8
Food and processed juice revenue	40,750	14.5	27,790	12.3
Industrial, agricultural and automotive revenue	15,078	5.3	12,476	5.5
Other revenue (a)	16,153	5.8	11,120	4.9

Total revenue	$280,468	100.0%	$225,968	100.0%

(a)	Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

Three Months Ended January 29, 2005 Compared to Three Months Ended January 31, 2004

Revenue

     Revenue increased 24.1% to $280.5 million for the three months ended January 29, 2005 with unit sales increasing 7.2%. All business categories posted revenue gains for the first quarter versus the same period in 2004 with the largest growth coming from our food and processed juice category, which represented 46.6% growth for the period. Revenues in Brazil increased during the period with revenue up 44.0% while unit sales remained flat. In the U.S., volume gains were primarily attributable to new product initiatives and consistent performance in all our product categories. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business. In addition, using published industry standard price data, we estimate that higher resin prices resulted in approximately a $36.7 million increase in revenues for the three months ended January 29, 2005.

     Revenue and unit sales increases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 19.0% to $125.0 million during the three-month period ended January 29, 2005 with unit volume up 3.3% over the same period in 2004. In Brazil, unit sales were essentially flat, with sales revenue increasing 44.0% to $41.5 million due primarily to higher raw material prices, improved pricing conditions and tightened capacity in the Brazilian market. In the U.S., unit sales increased 5.5% as a result of strong water sales combined with the introduction of new small PET containers in multi-pack units.

•	Consumer cleaning revenue increased 20.1% to $83.5 million in the first quarter of 2005. Unit volume increased 4.0% as compared to the three month period ended January 31, 2004. Revenue and unit sales gains were a result of several new initiatives within the category that provided incremental volume lifts for our customers.

•	Food and processed juice revenue and unit volume posted significant increases during the first quarter compared to the same period of 2004. During the first quarter, revenue in this category increased 46.6% to $40.8 million, with unit volume up 32.6%. This growth was fueled by growth of our hot fill beverage business combined with broad based activity among our traditional food package product lines.

•	Industrial, agricultural and automotive category revenue increased 20.9% to $15.1 million with unit sales increasing 5.8% during the first quarter ended January 29, 2005. These increases for the quarter were a result of consistent performance in our large bottle package platforms used for products such as antifreeze and motor oil.

•	Other revenue increased 45.3% to $16.2 million. The increase in other revenue was primarily due to increased freight and other miscellaneous revenue.

Gross Profit

     Gross profit increased $16.0 million to $38.4 million for the quarter ended January 29, 2005. Gross profit as a percentage of revenue improved to 13.7% from 9.9%. The improvement in gross profit was attributable to higher unit sales volume and improved operating performance in both the U.S. and Brazil. In addition, gross profit benefited from a build up of inventory that contributed to favorable absorption of fixed costs as compared to the first quarter of 2004. The increase in gross profit was offset by price reductions of approximately $4.4 million implemented to extend customer contracts and increased operating costs associated with the start-up of our European operations and our new facility in Louisiana.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) for the three months ended January 29, 2005 increased 19.1% to $23.1 million. Increases in compensation, benefits, taxes, contributions, professional fees and administrative fees related to our European operations were the primary factors contributing to the $3.7 million increase in SG&A. As a percentage of revenue, selling, general and administrative expenses decreased to 8.2% for the three months ended January 29, 2005 from 8.6% for the three months ended January 31, 2004.

Interest Expense

     Interest expense increased $0.9 million to $9.8 million for the three months ended January 29, 2005, as compared to $8.9 million for the three months ended January 31, 2004. The increase in interest expense was primarily attributable to a $1.3 million decrease in interest earned on interest rate swaps, a decrease in capitalized interest and an increase in interest expense associated with mandatorily redeemable shares of common stock. The increase in interest expense was offset by a $0.4 million decrease in interest expense associated with our South American operations.

Other (Income) and Expense

     Other income decreased by $1.3 million to a $0.6 million expense for the three months ended January 29, 2004. The decrease was primarily related to a change of $1.0 million in foreign currency exchange rates and a decrease in royalty and sundry income of approximately $0.3 million.

Income Tax Benefit

     Provision for income taxes was a $1.6 million expense for the three months ended January 29, 2005 as compared to a $1.6 million benefit for the three months ended January 31, 2004. Earnings before income taxes were $4.9 million in the first quarter of 2005 compared to $5.2 million loss in the first quarter of 2004. The effective rate was 33.1% in the first quarter of 2005 as compared to 31.1% in the first quarter of 2004.

Net Earnings (Loss)

     Net earnings increased $6.8 million from a net loss of $3.6 million for the three months ended January 31, 2004 to net earnings of $3.3 million for the three months ended January 29, 2005. This increase is largely due to increased gross profit generated by additional sales unit volume, new product initiatives and improved operating performance.

Financial Condition

     We intend to expand our business, both domestically and internationally. We have a significant amount of financing capacity to fund the continued growth of our business. Past and planned expenditures have been used to maintain equipment and expand capacity for revenue growth. Past expenditures were funded with cash flow from operations, bank debt and additional operating and capital leases. Future capital expenditures will be funded in the same manner as past expenditures.

     We had positive cash flow from operating activities of $15.0 million, which in part funded our capital expenditures of approximately $12.7 million. In fiscal 2005 and 2006, we expect to incur capital expenditures of approximately $90.0 million and $70.0 million, respectively.

     We have expanded our operations to include Central Europe. We have three entities in Central Europe, Plastipak Czech Republic, s.r.o., Plastipak Slovakia, s.r.o. and Clean Tech Slovakia, s.r.o. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Czech Republic, s.r.o. is producing fabric enhancer bottles for a major customer in Prague, Czech Republic. Plastipak Slovakia is serving as our technical and business center for Europe. Plastipak Slovakia has begun providing sales, marketing and administrative services for Central Europe.

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

Inflation

     We use large quantities of plastic resins in manufacturing our products. These resins accounted for a major portion of our cost of goods sold in the three-month period ended January 29, 2005, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

Effect of Changes in Exchange Rates

     In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the euro as compared to the U.S. dollar may impact start-up costs associated with our new facilities in Central Europe. For the three months ended January 29, 2005, exchange rate fluctuations resulted in a loss of approximately $0.7 million.

Liquidity and Capital Resources

     Net cash provided from operating activities improved by $7.6 million to $15.0 million for the three months ended January 29, 2005 as compared to $7.4 million for the three months ended January 31, 2004. Improved operating performance, an increase in depreciation and amortization, an increase restricted stock option compensation and interest along with an increase in deferred tax expense aggregating approximately $12.7 million increased cash from operations. Approximately $5.1 million in net working capital and other asset and liability changes offset the increase in cash. The changes in working capital and other assets and liabilities resulted primarily from a decrease in accounts receivable and accounts payable and an increase in raw materials inventory.

     Net cash used in investing activities was $14.1 million and $42.2 million for the three months ended January 29, 2005 and January 31, 2004, respectively. Investing activities consisted primarily of the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities. For the three months ended January 29, 2005 and January 31, 2004, property, plant and equipment acquisitions using cash were $12.7 million and $38.5 million, respectively. During the first quarter of 2005 and 2004, intangible asset acquisitions to extend customer contracts were $1.4 million and $4.5 million, respectively.

     Net cash (used in) provided by financing activities was ($3.4) million and $12.8 million for the three months ended January 29, 2005 and January 31, 2004, respectively. During the first quarter of 2005, approximately $2.0 million was used to make principal payments on long-term obligations. Additionally, approximately $1.4 million was due to capitalized loan costs associated with the amendment of our credit facility on January 28, 2005. During the first quarter of 2004, we borrowed approximately $14.9 million which was primarily used to fund capital expenditures.

     On August 20, 2001 and September 25, 2002, we sold an aggregate total principal amount of $275 million and $50 million, respectively, of 10.75% Senior Notes to qualified institutional buyers. The notes have a maturity date of September 1, 2011, and we have the option to redeem all or a portion of the notes at any time on or after September 1, 2006. Interest under the notes is payable on September 1 and March 1 of each year. Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in fiscal 2005 is approximately $90.0 million and $70.0 million in 2006, a majority of which is expected to be discretionary capital expenditures. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Fifth Amended Credit Agreement. The indenture under which the notes were issued places restrictions on our ability to declare or pay dividends, purchase or acquire equity interests of Plastipak, and retire indebtedness that is subordinate to the notes. The notes also have covenants that place restrictions on the incurrence of debt, the issuance of stock, and granting of liens.

     The proceeds from the Senior Notes sold on August 20, 2001 were used to pay off existing debt. In fiscal 2002 and 2003, we used the net proceeds from the August 20, 2001 and September 25, 2002 sale of Senior Notes for general corporate purposes, including working capital, capital expenditures and technology development.

     On January 28, 2005, we entered into the Fifth Amended and Restated Revolving Credit Agreement (“Fifth Amended Credit Agreement”) which allows us to borrow up to $300.0 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, the lesser of 65% of the value of eligible domestic inventory or $60.0 million and 50% of the value of domestic equipment plus 65% of eligible real estate. The Fifth Amended Credit Agreement has a five-year term. Interest under the agreement is payable at 175 to 325 basis points per annum over Eurodollar or at prime rates, as we select. The Fifth Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Fifth Amended Credit Agreement and Plastipak guarantees obligations under the Fifth Amended Credit Agreement. As of January 29, 2005, $58.6 million and $1.8 million in letters of credit and borrowings, respectively, were outstanding under the Fifth Amended Credit Agreement and we had $239.6 million available for borrowing subject to borrowing base limitations and covenant restrictions.

     We entered into the Fifth Amended Credit Agreement for general business needs, including possible repurchases of the Senior Notes and the acquisition of machinery and equipment.

     Under the Fifth Amended Credit Agreement we are required to calculate EBITDA because covenants in the agreement are tied to ratios based on that measure. For instance, the covenants under the Fifth Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum 1.25 to 1), senior secured debt ratio (maximum 3.00 to 1), leverage ratio (maximum 4.85 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of January 29, 2005, we were in compliance with our covenants under the Fifth Amended Credit Agreement.

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

     Our Fifth Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. In addition, EBITDA is adjusted for certain non-cash items. A reconciliation between net earnings and EBITDA is calculated as follows:

	Three Months Ended		Years Ended		Last Twelve Months (LTM)
	January 29,	January 31,	October 30,	November 1,	January 29,	January 31,
	2005	2004	2004	2003	2005	2004
Net earnings (loss) (per GAAP basis)	$3,271,997	$(3,575,043)	$9,189,969	$4,361,056	$16,037,009	$2,606,898
Income tax expense	1,620,000	(1,610,000)	4,993,000	4,543,000	8,223,000	3,934,000
Interest expense	9,812,859	8,944,166	35,779,601	36,902,209	36,648,294	35,558,544
Depreciation	17,104,908	13,976,288	60,701,290	49,859,253	63,829,910	51,874,342
Amortization	1,371,201	1,169,225	4,946,455	6,490,262	5,148,431	6,042,695
Non-cash items	(5,160)	(185,822)	1,805,899	155,390	1,986,561	(59,307)

EBITDA	$33,175,805	$18,718,814	$117,416,214	$102,311,170	$131,873,205	$99,957,172

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of January 29, 2005.

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Cash Obligations	Total	Year	Years	Years	5 Years
Long Term Debt Obligations, including current portion (a)...........	$49,696,219	$253,273	$49,442,946	$—	$—
Capital Lease Obligations, including current portion............	13,693,018	4,799,294	6,851,625	2,042,099	—
Operating Lease Obligations	43,727,618	18,302,105	20,218,596	4,907,200	299,717
Capital Expenditure Commitments...	13,112,118	13,112,118	—	—	—
Amended Credit Agreement (b)...........	1,749,352	—	—	1,749,352	—
Salary Continuation Plan................	4,260,954	113,500	227,000	227,000	3,693,454
Mandatorily Redeemable Shares (c)...	5,517,185	—	—	—	5,517,185
Obligations - Stock Bonus Plans (c)...	6,442,023	—	—	—	6,442,023
Senior Notes..................................	325,000,000	—	—	—	325,000,000

Total Contractual Cash Obligations	$463,198,487	$36,580,290	$76,740,167	$8,925,651	$340,952,379

	Commitment Expiration by Period
		Less Than 1	1-3	3-5	More Than
Other Commercial Commitments	Total	Year	Years	Years	5 Years
Standby Letters of Credit.................	58,623,703	$58,623,703	$—	$—	$—
Fifth Amended and Restated Credit Agreement (d)............................	239,626,945	—	—	239,626,945	—

Total Commercial Commitments	$298,250,648	$58,623,703	$—	$239,626,945	$—

(a)	Included in long-term debt obligations are notes payable primarily collateralized by letters of credit and equipment.

(b)	The Fifth Amended Credit Agreement’s actual outstanding balance as of January 29, 2005. The Fifth Amended Credit Agreement will expire in January 2010.

(c)	Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3.0 million in the aggregate in any fiscal year.

(d)	The unused borrowing balance under the Fifth Amended Credit Agreement as of January 29, 2005.

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Fifth Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of January 29, 2005, we had approximately $9.2 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Fifth Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Fifth Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

     As of January 29, 2005, we had no off-balance sheet arrangements, other than those disclosed in the preceding tables “Contractual Cash Obligations” and “Other Commercial Commitments”.

Critical Accounting Policies

     Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are more fully discussed in Note A of our annual financial statements. Please refer to Note A of our annual audited financial statements included in the “Financial Statements and Supplementary Data” section, in our Form 10-K for the year ended October 30, 2004, for a description of our significant accounting policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate estimates. Actual results could differ from those estimates, judgments and assumptions, impacting the reported results of operations and financial position of our Company. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Contracts

     At January 29, 2005 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

     On March 11, 2003, we entered into two interest rate swap agreements for an 8-year period ending September 1, 2011. In connection with the Senior Notes, we exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively; except for the initial period from March 11, 2003 to September 1, 2003, which was determined via linear interpolation. As of January 29, 2005, the Company recorded an increase of $543,368 in other accrued expenses to recognize the fair value of the swap and a $543,368 decrease in the Senior Notes to recognize the difference between the carrying value and fair value of the related hedge liability.

     On February 18, 2005 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreements, the Company paid the bank $3,245,000.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	List of exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTIPAK HOLDINGS, INC.

Dated: March 15, 2005	By:	/s/ William C. Young

William C. Young
President and Chief Executive Officer

	By:	/s/ Michael J. Plotzke

Michael J. Plotzke,
Treasurer and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-31.2	Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002