Form 10-Q
period 2005-04-30
PLASTIPAK HOLDINGS INC
filed 2005-06-14
CIK 1161738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of April 30, 2005 was 28,416.

PLASTIPAK HOLDINGS, INC.
FORM 10-Q INDEX

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30,	October 30,
	2005	2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,007,249	$11,805,284
Accounts Receivable
Trade (net of allowance of $3,073,338 and $2,557,711 at April 30, 2005 and October 30, 2004)	73,215,025	74,818,848
Related parties	9,801,511	7,953,867

	83,016,536	82,772,715

Inventories	127,636,772	99,277,849
Prepaid expenses	15,135,477	20,871,455
Prepaid federal income taxes	20,000	99,530
Deferred income taxes	3,759,000	2,934,000
Other current assets	3,269,825	3,021,049

Total Current Assets	239,844,859	220,781,882

Property, Plant & Equipment- Net	424,576,139	423,702,042

Other Assets
Cash surrender value of life insurance	2,237,920	2,237,920
Deposits	13,126,951	5,833,329
Capitalized loan costs (net of accumulated amortization of $5,968,478 and $5,169,415 at April 30, 2005 and October 30, 2004)	8,489,195	7,821,832
Intangible assets (net of accumulated amortization of $5,918,240 and $6,826,005 at April 30, 2005 and October 30, 2004)	7,735,099	8,333,754
Prepaids	807,510	840,916
Sundry	255,502	305,474

Total Other Assets	32,652,177	25,373,225

Total Assets	$697,073,175	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30,	October 30,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable — trade	$136,344,724	$141,355,859
Current portion of long term obligation	4,958,578	5,232,248
Accrued liabilities
Taxes other than income	7,690,978	12,842,361
Other accrued expenses	41,340,878	34,996,699

Total Current Liabilities	190,335,158	194,427,167

Senior Notes (net of unamortized premium and FV of swaps of $1,792,894 and $0 at April 30, 2005 and $1,935,424 and ($2,026,103) at October 30, 2004)	323,207,104	324,909,322

Long-Term Obligations	81,045,988	61,783,680

Deferred Income Taxes	28,625,000	23,933,000

Other Non-Current Liabilities	4,858,863	4,622,314

Obligations Under Stock Bonus Plans	12,588,305	11,371,402

Stockholders’ Equity
Common stock, no par value, 60,000 shares authorized; 28,416 shares issued and outstanding	28,416	28,416
Retained earnings	56,384,341	48,781,848

Total Stockholders’ Equity	56,412,757	48,810,264

Total Liabilities and Stockholders’ Equity	$697,073,175	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$320,954,060	$251,212,178	$601,422,403	$477,179,806

Cost and expenses	281,316,435	214,179,373	523,413,292	417,735,401

Gross profit	39,637,625	37,032,805	78,009,111	59,444,405

Selling, general and administrative expenses	22,736,654	20,072,170	45,842,693	39,470,228

Operating profit	16,900,971	16,960,635	32,166,418	19,974,177

Other expense (income)
Interest expense	10,608,026	8,773,466	20,420,885	17,717,630
Interest income	(50,920)	(267,253)	(105,569)	(365,721)
Royalty income	—	(217,972)	(40,000)	(377,046)
(Gain) loss on foreign currency translation	(421,987)	283,419	279,412	12,404
Sundry expense (income)	58,356	64,552	12,197	(152,470)

	10,193,475	8,636,212	20,566,925	16,834,797

Earnings before income taxes	6,707,496	8,324,423	11,599,493	3,139,380

Income tax expense (benefit)
Current	30,000	106,000	130,000	(981,000)
Deferred	2,347,000	2,909,000	3,867,000	2,386,000

	2,377,000	3,015,000	3,997,000	1,405,000

Net earnings	$4,330,496	$5,309,423	$7,602,493	$1,734,380

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	April 30,	May 1,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net Income	$7,602,493	$1,734,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,182,007	31,418,928
Amortization of net premium on Senior Notes	(29,849)	(141,619)
Bad debt expense	497,705	602,082
Deferred salaries	244,656	489,139
Loss (gain) on sale of equipment	16,236	(56,631)
Deferred tax expense	3,867,000	2,386,000
Restricted stock option — compensation	1,216,903	519,083
Foreign currency translation loss (gain)	394,423	(90,262)
Change in assets and liabilities:
Increase in accounts receivable	(741,526)	(4,365,114)
Increase in inventories	(28,358,923)	(6,232,425)
Decrease in prepaid expenses and other current assets	5,198,732	1,211,515
Decrease in prepaid federal income taxes	79,530	242,805
Increase in other liabilities	3,210,792	4,535,814
Increase in deposits	(7,293,622)	(1,043,694)
(Decrease) increase in accounts payable	(5,011,135)	7,070,804
Decrease (increase) in sundry other assets	49,972	(73,330)
Decrease in income taxes	—	(11,935)

Net cash provided by operating activities	18,125,394	38,195,540

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	(35,700,205)	(62,799,402)
Proceeds from sale of equipment	431,485	815,219
Acquisition of intangible assets	(993,580)	(4,512,500)

Net cash used in investing activities	(36,262,300)	(66,496,683)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving debt	21,317,462	1,634,585
Principal payments on long-term obligations	(2,813,693)	(3,133,736)
Proceeds from long-term obligations	—	618,038
Settlement of interest rate swap	(3,698,472)	—
Capitalized loan costs	(1,466,426)	—

Net cash provided by (used in) financing activities	13,338,871	(881,113)

Net decrease in cash and cash equivalents	(4,798,035)	(29,182,256)

Cash and cash equivalents at beginning of the year	11,805,284	37,278,406

Cash and cash equivalents at end of the period	$7,007,249	$8,096,150

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — Continued

	Six Months Ended
	April 30,	May 1,
	2005	2004
	(unaudited)	(unaudited)
Supplemental Cash Flow Information:

Cash paid for interest	$19,589,000	$20,313,000

Cash paid for income taxes	$150,000	$—

Supplemental Noncash Investing and Financing Activities:

Acquisition of equipment through the assumption of long-term obligations	$90,000	$7,748,000

Decrease in fair value of interest rate swaps	$—	$1,016,000

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation, Nature of Operations and Summary of Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 29, 2005.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed by Plastipak Holdings, Inc. (Plastipak) with the Securities and Exchange Commission on January 28, 2005.

Reclassifications

Certain reclassifications have been made to the 2004 financial information in order for them to conform to the classifications at April 30, 2005.

Note B — Fiscal Period

Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak’s fiscal period ends on the Saturday closest to October 31. The three month periods ended April 30, 2005 and May 1, 2004 contained 13 weeks. The six month periods ended April 30, 2005 and May 1, 2004 contained 26 weeks.

Note C — New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, the Company will be required to adopt SFAS 153 on October 31, 2005. The Company historically has not engaged in significant exchanges that are included in the scope of SFAS 153.

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note C — New Accounting Pronouncements — Continued

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for nonpublic companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004. The Company has completed its evaluation of these FSP’s. The adoption of these FSP’s did not have a material impact on its results of operations and financial position.

Note D — Inventories

Inventories consisted of the following at:

	April 30,	October 30,
	2005	2004
Raw Materials	$53,349,890	$38,747,489
Finished Goods	59,226,571	46,855,038
Parts & Supplies	15,060,311	13,675,322

	$127,636,772	$99,277,849

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

	April 30,	October 30,
	2005	2004
Note E — Long-Term Obligations

Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $300,000,000. Interest is payable quarterly at Eurodollar (plus an additional margin) or prime-based rates, which varied from 4.50% to 5.25% at October 30, 2004 and 5.25% to 6.00% at April 30, 2005. The company is required to pay quarterly facility fees during the year. All the assets of Plastipak secure the credit facility.	$18,627,100	$—

Notes payable to banks with interest rates varying from 2.9% to 4.6%, are due at various times through 2006. Borrowings are primarily collateralized by letters of credit.	54,272,545	51,251,830

Notes payable with interest rates varying from 2.6% to 7.5% due in various installments at various dates through 2007, collateralized by certain equipment and, in part, by letters of credit.	509,343	951,096

Capital leases with interest rates varying from 2.2% to 9.5% due in various installments at various dates through 2009.	12,595,578	14,813,002

	86,004,566	67,015,928
Less current portion	4,958,578	5,232,248

	$81,045,988	$61,783,680

On January 28, 2005, the Company amended its revolving credit agreement and entered into the Fifth Amended and Restated Revolving Credit Agreement. The amendment provides for an increase in the line of credit from $150.0 million to $300.0 million. The agreement allows the Company to borrow up to $300.0 million subject to borrowing base limitations and covenant restrictions. Interest under the Amended Credit Agreement is payable at 175 to 350 basis points per annum over Eurodollar or at prime rates, as the Company selects. The Amended Credit Agreement is secured by substantially all of the assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Plastipak, Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Amended Credit Agreement and Plastipak guarantees obligations under the Amended Credit Agreement. As of April 30, 2005, $59.4 million and $18.6 million in letters of credit and borrowings, respectively, were currently outstanding under the Fifth Amended and Restated Credit Agreement and the Company had $222.0 million available for borrowing subject to borrowing base limitations and covenant restrictions.

Note F — Derivative Instruments and Hedging Activities

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note F — Derivative Instruments and Hedging Activities — Continued

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

On March 11, 2003, the Company entered into two interest rate swap agreements. In connection with the Senior Notes, the Company exchanged fixed rate interest of 10.75% for variable rate interest. The interest rate swap agreements have notional amounts of $50.0 million each. The variable rates are equal to six month LIBOR plus 6.46% and 6.66%, respectively, for an 8-year period ending September 1, 2011. On February 18, 2005 pursuant to an agreement between the Company and the bank to terminate the interest rate swap agreements, the Company paid the bank $3,245,000 which has been recorded as a decrease in the senior notes and will be amortized over the term of the notes.

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note G – Stock Compensation Plans — Continued

Each of the above-referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments. Increases in the per share redemption value associated with shares issued under the plans are treated as interest expense and an increase to obligations under stock bonus plans. Included in interest expense for the three months and six months ended April 30, 2005 was $290,421 and $561,780, respectively. Increases in the per share redemption value associated with options granted under the plans are treated as compensation expense and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the three and six months ended April 30, 2005 was $338,676 and $655,123, respectively, representing the excess of the redemption value over the exercise price for options granted and the increase in redemption value associated with unexercised options.

As of April 30, 2005, the balance of obligations under the stock bonus plans subject to mandatory redemption was $5,807,606. Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3,000,000 in the aggregate in any fiscal year.

The table below summarizes the changes in the Company’s stock compensation plans.

	Amended and	2002 Plan
	Restated Restricted	Restricted Stock
	Stock Bonus Plan	Bonus Plan	Total
Options outstanding at November 1, 2003	1,808	700	2,508
Granted	—	—	—
Exercised	—	(100)	(100)
Cancelled	—	—	—

Options outstanding at October 30, 2004	1,808	600	2,408
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding at April 30, 2005	1,808	600	2,408

Options exercisable at October 30, 2004	1,808	600	2,408

Options exercisable at April 30, 2005	1,808	600	2,408

Mandatorily Redeemable Shares April 30, 2005	1,642	400	2,042

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note H — Legal Proceedings

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

Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments

The Senior Notes are unsecured, and guaranteed by each of Plastipak’s current and future material domestic subsidiaries.

The following condensed consolidating financial information presents:

(1)	Condensed consolidating balance sheets as of April 30, 2005 and October 30, 2004, statements of operations and statements of cash flows for the three months and six months ended April 30, 2005 and May 1, 2004 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of April 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash and cash equivalents	$12,646	$3,495,922	$3,498,681	$—	$7,007,249
Accounts receivable	14,118,346	54,901,096	22,423,973	(8,426,879)	83,016,536
Inventories	—	105,664,728	21,972,044	—	127,636,772
Prepaid expenses	—	10,194,029	4,941,448	—	15,135,477
Prepaid federal income taxes	20,000	—	—	—	20,000
Deferred income taxes	(4,298,000)	5,532,000	2,525,000	—	3,759,000
Other current assets	—	2,328,919	940,906	—	3,269,825

Total Current Assets	9,852,992	182,116,694	56,302,052	(8,426,879)	239,844,859

Property, Plant & Equipment- Net	—	377,196,471	47,379,668	—	424,576,139

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	13,062,647	64,304	—	13,126,951
Investment in and advances to affiliates	381,913,951	(292,070,727)	—	(89,843,224)	—
Capitalized loan costs	828,656	7,660,539	—	—	8,489,195
Intangible assets	—	6,675,834	1,059,265	—	7,735,099
Deferred tax asset -long term	(766,556)	766,556	—	—	—
Prepaids	—	807,510	—	—	807,510
Sundry	—	—	255,502	—	255,502

Total Other Assets	381,976,051	(260,859,721)	1,379,071	(89,843,224)	32,652,177

Total Assets	$391,829,043	$298,453,444	$105,060,791	$(98,270,103)	$697,073,175

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet — Continued

As of April 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$100,000	$106,092,998	$38,578,605	$(8,426,879)	$136,344,724
Current portion of long term obligation	—	4,231,274	727,304	—	4,958,578
Taxes other than income	—	4,969,944	2,721,034	—	7,690,978
Other accrued expenses	5,970,192	21,660,897	13,709,789	—	41,340,878

Total Current Liabilities	6,070,192	136,955,113	55,736,732	(8,426,879)	190,335,158

Senior Notes	325,819,887	(2,612,783)	—	—	323,207,104

Long-Term Obligations	7,495,000	17,151,706	56,399,282	—	81,045,988

Deferred Income Taxes	(16,557,098)	42,657,097	2,525,000	1	28,625,000

Other Non-Current Liabilities	—	4,383,282	475,581	—	4,858,863

Obligations Under Stock Bonus Plan	12,588,305	—	—	—	12,588,305

Stockholders’ Equity (Deficit)	56,412,757	99,919,029	(10,075,804)	(89,843,225)	56,412,757

Total Liabilities and Stockholders’ Equity	$391,829,043	$298,453,444	$105,060,791	$(98,270,103)	$697,073,175

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Balance Sheet

As of October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash and cash equivalents	$2,527,142	$6,983,461	$2,294,681	$—	$11,805,284
Accounts receivable	13,305,985	68,274,490	22,191,222	(20,998,982)	82,772,715
Inventories	—	80,503,817	18,774,032	—	99,277,849
Prepaid expenses	—	12,545,099	8,326,356	—	20,871,455
Prepaid federal income taxes	—	—	99,530	—	99,530
Deferred income taxes	(5,123,000)	5,532,000	2,525,000	—	2,934,000
Other current assets	—	1,985,425	1,035,624	—	3,021,049

Total Current Assets	10,710,127	175,824,292	55,246,445	(20,998,982)	220,781,882

Property, Plant & Equipment- Net	—	372,030,366	51,721,676	(50,000)	423,702,042

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	6,933,329	—	(1,100,000)	5,833,329
Investment in and advances to affiliates	363,458,976	(286,861,688)	—	(76,597,288)	—
Capitalized loan costs	894,076	6,927,756	—	—	7,821,832
Intangible assets	—	6,660,393	1,673,361	—	8,333,754
Deferred tax asset — long term	(766,556)	766,556	—	—	—
Prepaids	—	840,916	—	—	840,916
Sundry	—	5,000,000	305,474	(5,000,000)	305,474

Total Other Assets	363,586,496	(257,494,818)	1,978,835	(82,697,288)	25,373,225

Total Assets	$374,296,623	$290,359,840	$108,946,956	$(103,746,270)	$669,857,149

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

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

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended April 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$285,158,387	$35,993,191	$(197,518)	$320,954,060

Cost and expenses	—	248,294,594	33,219,360	(197,519)	281,316,435

Gross profit	—	36,863,793	2,773,831	1	39,637,625

Selling, general and administrative expenses	424,596	18,727,117	3,584,941	—	22,736,654

Operating (loss) profit	(424,596)	18,136,676	(811,110)	1	16,900,971

Other expense (income)
Equity in (earnings) loss of affiliates	(7,662,351)	788,381	—	6,873,970	—
Interest expense	9,144,174	832,243	657,826	(26,217)	10,608,026
Interest income	(8,478,915)	8,422,271	(20,493)	26,217	(50,920)
Royalty income	—	—	—	—	—
Gain on foreign currency translation	—	—	(421,987)	—	(421,987)
Sundry (income) expense	(135,000)	249,983	(56,627)	—	58,356

	(7,132,092)	10,292,878	158,719	6,873,970	10,193,475

Earnings (loss) before income taxes	6,707,496	7,843,798	(969,829)	(6,873,969)	6,707,496

Income taxes	2,377,000	—	—	—	2,377,000

Net earnings (loss)	$4,330,496	$7,843,798	$(969,829)	$(6,873,969)	$4,330,496

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the three months ended May 1, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$230,474,726	$22,559,797	$(1,822,345)	$251,212,178

Cost and expenses	—	194,859,204	21,192,513	(1,872,344)	214,179,373

Gross profit	—	35,615,522	1,367,284	49,999	37,032,805

Selling, general and administrative expenses	472,281	17,426,880	2,173,009	—	20,072,170

Operating (loss) profit	(472,281)	18,188,642	(805,725)	49,999	16,960,635

Other expense (income)
Equity in (earnings) loss of affiliates	(8,223,072)	407,216	—	7,815,856	—
Interest expense	7,854,497	175,022	783,514	(39,567)	8,773,466
Interest income	(8,293,129)	8,224,148	(237,839)	39,567	(267,253)
Royalty income	—	(217,972)	—	—	(217,972)
Loss on foreign currency translation	—	—	283,419	—	283,419
Sundry (income) expense	(135,000)	211,358	(11,806)	—	64,552

	(8,796,704)	8,799,772	817,288	7,815,856	8,636,212

Earnings (loss) before income taxes	8,324,423	9,388,870	(1,623,013)	(7,765,857)	8,324,423

Income taxes	3,015,000	—	—	—	3,015,000

Net earnings (loss)	$5,309,423	$9,388,870	$(1,623,013)	$(7,765,857)	$5,309,423

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the six months ended April 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$523,716,612	$78,082,181	$(376,390)	$601,422,403

Cost and expenses	—	453,762,161	70,542,247	(891,116)	523,413,292

Gross profit	—	69,954,451	7,539,934	514,726	78,009,111

Selling, general and administrative expenses	785,623	38,116,767	6,940,303	—	45,842,693

Operating (loss) profit	(785,623)	31,837,684	599,631	514,726	32,166,418

Other expense (income)
Equity in (earnings) loss of affiliates	(13,024,975)	1,479,039	—	11,545,936	—
Interest expense	17,883,227	1,288,476	1,312,071	(62,889)	20,420,885
Interest income	(16,973,368)	16,849,421	(44,511)	62,889	(105,569)
Royalty income	—	(40,000)	—	—	(40,000)
Loss on foreign currency translation	—	—	279,412	—	279,412
Sundry (income) expense	(270,000)	350,364	(68,167)	—	12,197

	(12,385,116)	19,927,300	1,478,805	11,545,936	20,566,925

Earnings (loss) before income taxes	11,599,493	11,910,384	(879,174)	(11,031,210)	11,599,493

Income taxes	3,997,000	—	—	—	3,997,000

Net earnings (loss)	$7,602,493	$11,910,384	$(879,174)	$(11,031,210)	$7,602,493

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Operations

For the six months ended May 1, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$427,691,941	$51,375,351	$(1,887,486)	$477,179,806

Cost and expenses	—	368,684,212	51,039,426	(1,988,237)	417,735,401

Gross profit	—	59,007,729	335,925	100,751	59,444,405

Selling, general and administrative expenses	675,143	34,625,669	4,169,416	—	39,470,228

Operating (loss) profit	(675,143)	24,382,060	(3,833,491)	100,751	19,974,177

Other expense (income)
Equity in (earnings) loss of affiliates	(2,932,076)	1,236,834	—	1,695,242	—
Interest expense	15,753,438	308,730	1,735,031	(79,569)	17,717,630
Interest income	(16,365,885)	16,175,393	(254,798)	79,569	(365,721)
Royalty income	—	(377,046)	—	—	(377,046)
Loss on foreign currency translation	—	—	12,404	—	12,404
Sundry (income) expense	(270,000)	133,723	(16,193)	—	(152,470)

	(3,814,523)	17,477,634	1,476,444	1,695,242	16,834,797

Earnings (loss) before income taxes	3,139,380	6,904,426	(5,309,935)	(1,594,491)	3,139,380

Income taxes	1,405,000	—	—	—	1,405,000

Net earnings (loss)	$1,734,380	$6,904,426	$(5,309,935)	$(1,594,491)	$1,734,380

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended April 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(881,024)	$21,205,141	$2,801,277	$(5,000,000)	$18,125,394

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(35,402,427)	(1,537,578)	1,239,800	(35,700,205)
Proceeds from sale of equipment	—	402,602	1,268,683	(1,239,800)	431,485
Investment in and advances to affiliates	(5,430,000)	(1,700,000)	—	7,130,000	—
Acquisition of intangible assets	—	(993,580)	—	—	(993,580)

Net cash (used in) provided by investing activities	(5,430,000)	(37,693,405)	(268,895)	7,130,000	(36,262,300)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings (repayments) under revolving debt	7,495,000	11,132,102	(2,309,640)	5,000,000	21,317,462
Principal payments on long-term obligations	—	(2,094,951)	(718,742)	—	(2,813,693)
Proceeds from long-term obligations	—	5,430,000	—	(5,430,000)	—
Settlement of interest rate swap	(3,698,472)	—	—	—	(3,698,472)
Capitalized loan costs	—	(1,466,426)	—	—	(1,466,426)

Net cash provided by (used in) financing activities	3,796,528	13,000,725	(3,028,382)	(430,000)	13,338,871

Net (decrease) increase in cash	(2,514,496)	(3,487,539)	(496,000)	1,700,000	(4,798,035)

Cash and cash equivalents at the beginning of the year	2,527,142	6,983,461	2,294,681	—	11,805,284

Cash and cash equivalents at the end of the period	$12,646	$3,495,922	$1,798,681	$1,700,000	$7,007,249

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows

For the six months ended May 1, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash provided by operating activities	$1,474,248	$34,277,945	$2,443,347	$—	$38,195,540

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(59,856,767)	(2,942,635)	—	(62,799,402)
Proceeds from sale of equipment	—	815,219	—	—	815,219
Investment in and advances
to affiliates	(22,527,379)	(367,069)	—	22,894,448	—
Acquisition of intangible assets	—	(4,512,500)	—	—	(4,512,500)

Net cash (used in) provided by investing activities	(22,527,379)	(63,921,117)	(2,942,635)	22,894,448	(66,496,683)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving debt	—	—	1,634,585	—	1,634,585
Principal payments on long-term obligations	—	(2,646,581)	(487,155)	—	(3,133,736)
Proceeds from long-term obligations	—	22,527,379	618,038	(22,527,379)	618,038
Capital increases	—	—	367,069	(367,069)	—

Net cash provided by (used in) financing activities	—	19,880,798	2,132,537	(22,894,448)	(881,113)

Net (decrease) increase in cash	(21,053,131)	(9,762,374)	1,633,249	—	(29,182,256)

Cash and cash equivalents at the beginning of the year	23,104,119	12,750,772	1,423,515	—	37,278,406

Cash and cash equivalents at the end of the period	$2,050,988	$2,988,398	$3,056,764	$—	$8,096,150

Plastipak Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited) — Continued

Note I- Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)

Condensed Consolidating Statement of Cash Flows — Continued

Supplemental Cash Flow Information:

Depreciation and Amortization Expense	Guarantor	Nonguarantor
Period ended	Subsidiaries	Subsidiaries	Total
4/30/05	$31,969,999	$5,212,008	$37,182,007

5/1/04	$26,757,197	$4,661,731	$31,418,928

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

     We have three entities in Central Europe. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly-owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. may serve as a post-consumer recycling operation in Central Europe and produce performs for sale in Eastern and Central Europe.

     All of the Plastipak group of companies are headquartered in Plymouth, Michigan with the exception of our entities in Central Europe and Plastipak Brasil and its subsidiaries.

Results of Operations

     We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended April 30, 2005 and May 1, 2004 were 13 weeks long. The six months ended April 30, 2005 and May 1, 2004 were 26 weeks long.

     Listed in the table below are our revenues and related percentages of revenue for the three and six months ended April 30, 2005 and May 1, 2004 in each of our product categories.

Consolidated Revenue By Product Category

	Three Months Ended April 30, 2005				Six Months Ended April 30, 2005
	and May 1, 2004				and May 1, 2004
	(dollar amounts in thousands)
	2005	%	2004	%	2005	%	2004	%
Carbonated and non-carbonated beverage revenue	$136,328	42.5%	$103,765	41.3%	$261,330	43.5%	$208,809	43.8%
Consumer cleaning revenue	$93,494	29.1%	$76,162	30.3%	$178,058	29.6%	$145,695	30.5%
Food and processed juice revenue	$56,466	17.6%	$42,880	17.1%	$97,171	16.1%	$70,670	14.8%
Industrial, agricultural and automotive revenue	$16,187	5.0%	$14,031	5.6%	$31,310	5.2%	$26,507	5.6%
Other revenue (a)	$18,479	5.8%	$14,374	5.7%	$33,553	5.6%	$25,499	5.3%

Total revenue	$320,954	100.0%	$251,212	100.0%	$601,422	100.0%	$477,180	100.0%

(a)	Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.

Three Months Ended April 30, 2005 Compared to Three Months Ended May 1, 2004

Revenue

     Revenue for the second quarter increased 27.8% over the same period in 2004 to $321.0 million with unit sales increasing 7.8%. This performance was a result of continued strong demand from customers in our major product categories, the introduction of new packages and increases in material prices during the quarter. In Brazil, unit sales increased 2%, with sales revenue increasing over 65% to $34.8 million due primarily to higher raw material prices, improved pricing conditions and tightened capacity in the Brazilian market. In the U.S., volume gains were primarily attributable to new product initiatives and consistent performance in our major product categories. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business.

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 31.4% to $136.3 million during the three-month period ended April 30, 2005 with unit volume up 6.0% over the same period in 2004. Unit volume growth showed continued strength in the water sector and our carbonated beverage segment increased as a result of new product and package introductions from the brand owners.

•	Consumer cleaning revenue increased 22.8% to $93.5 million in the second quarter of 2005, while unit volume increased 14.7% from the year ago period. New product introductions combined with strength in our customer core businesses drove the double digit unit volume increase in this category. The start up of operations in Europe contributed to the revenue and unit sale gains for the quarter.

•	Food and processed juice revenue and unit volume increased during the second quarter compared to the same period in 2004. During the second quarter, revenue in this category increased 31.7% to $56.5 million, with unit volume up 13.8%. The revenue and unit volume increases were primarily the result of the growth in our hot fill and juice segments coupled with a strong base in our line of food packages. In addition, a glass to plastic conversion in the dressings segment helped push unit volumes higher.

•	Industrial, agricultural and automotive category revenue increased 15.4% to $16.2 million with unit volume essentially flat for the period. Revenue increases were mainly a result of higher raw material prices passed through to customers during the period.

•	Other revenue increased 28.6%. The increase in other revenue was primarily due to increased freight and other miscellaneous revenue.

Gross Profit

     Gross profit increased $2.6 million to $39.6 million for the quarter ended April 30, 2005. The improvement in gross profit was attributable to higher unit sales volume and improved operating performance in both the U.S. and Brazil. The increase in gross profit was offset by price reductions of approximately $2.4 million implemented to retain and extend customer contracts and meet existing contractual obligations. In addition, gross profit was offset by increased operating costs associated with the start-up of our European operations and our new facility in Louisiana. Gross profit as a percentage of revenue declined to 12.3% from 14.7% for the year ago period.

     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have firm pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, resin prices have stabilized. We expect resin price reductions to take place in the third quarter of fiscal 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended April 30, 2005 increased 13.3% to $22.7 million. As a percentage of revenue, selling, general and administrative expenses decreased to 7.1% for the three months ended April 30, 2005 from 8.0% for the three months ended May 1, 2004. Increases in compensation, benefits, legal, taxes and administrative fees related to the start up of our European operations were the primary factors contributing to the increase in selling, general and administrative expenses.

Interest Expense

     Interest expense increased $1.8 million to $10.6 million for the three months ended April 30, 2005 as compared to $8.8 million for the three months ended May 1, 2004. The increase in interest expense was attributable to a combination of increased debt levels over the prior year, a decrease in interest earned on interest rate swaps, a decrease in capitalized interest and an increase in interest expense associated with mandatorily redeemable shares of common stock.

Other (Income) and Expense

     Other income increased by $0.3 million to $0.4 million for the three-month period ended April 30, 2005. The increase was related to a decrease of $0.7 million in foreign currency exchange rate losses offset by a decrease in interest income and royalty income of $0.4 million.

Income Tax Expense

     Provision for income taxes was a $2.4 million expense for the three months ended April 30, 2005 as compared to a $3.0 million expense for the three months ended May 1, 2004. Earnings before taxes were $6.7 million for the three months ended April 30, 2005 compared to $8.3 million of earnings for the three months ended May 1, 2004. In second quarters of 2005 and 2004, our effective tax rates were 35.4% and 36.2%, respectively.

Net Earnings

     Net earnings decreased $1.0 million from net earnings of $5.3 million for the three months ended May 1, 2004 to net earnings of $4.3 million for the three months ended April 30, 2005. As previously discussed, start-up costs associated with our European operations and our new facility in Louisiana along with an increase in selling, general and administrative expenses and interest expense, partially offset by an increase in other (income) and expense, were factors which resulted in a reduction in net earnings over the prior period.

Six Months Ended April 30, 2005 Compared to Six Months Ended May 1, 2004

Revenue

     Revenue increased 26.0% to $601.4 million for the six months ended April 30, 2005 while unit sales increased for the period by 7.6%. All product categories posted revenue gains over the same period in 2004. The increase in revenues was a combination of new product initiatives, consistent performance in our product categories, significant gains in Brazil and higher average resin pricing. Revenue increases were offset partially by price reductions implemented for new business and the extension of current business.

     Revenue and unit sales increases and decreases by product category are discussed more specifically below:

•	Carbonated and non-carbonated beverage revenue increased 25.2% to $261.3 million during the six-month period ended April 30, 2005. Unit volume increased 4.7% as compared to the same period in 2004. In the U.S., unit volume increased 6.6% as a result of increases in our water (flavor and non-flavored) and carbonated beverage shipments during the period. In Brazil, unit volume was essentially flat, with sales revenue increasing over 50% to $76.3 million due primarily to higher raw material prices, improved pricing conditions and tightened capacity in the Brazilian market.

•	Consumer cleaning revenue increased 22.2% to $178.1 million for the six months ended April 30, 2005 with unit volume up approximately 10.5%. Several new product and package introductions during the period added to the revenue and unit volume gains in this category. During the first half of 2005, the start up of operations in Europe contributed to the revenue and unit volume gains.

•	Our food and processed juice category reported significant increases in both revenue and unit volume for the six months ended April 30, 2005 as compared to the same period of 2004. During the six months ended April 30, 2005, revenue increased 37.5% with unit volume up by 21.1% over the same period in 2004. This performance was the result of significant growth in our hot fill and juice business combined with new product introductions in our other food product lines.

•	Industrial, agricultural and automotive category revenue increased 18.1% to $31.3 million with unit sales increasing 2.5% during the first half of 2005. Revenue increases were mainly a result of higher raw material prices passed through to customers during the period. Unit volume increases were driven primarily by the continued shift in the automotive lubricants market from single-quart motor oil packages to multi-quart packages.

•	Other revenue increased 31.6%. The increase in other revenue was primarily due to increased freight and other miscellaneous revenue.

Gross Profit

     Gross profit increased $18.6 million for the six months ended April 30, 2005. Gross profit as a percentage of revenue improved to 13.0% from 12.5%. The improvement in gross profit was attributable to higher unit sales volume and improved operating performance in both the U.S. and Brazil. In addition, gross profit benefited from a build up of inventory that contributed to favorable absorption of fixed costs as compared to the first half of 2004. The increase in gross profit was offset by price reductions of approximately $6.8 million implemented to retain and extend customer contracts and meet existing contractual obligations. In addition, gross profit was offset by increased operating costs associated with the start-up of our European operations and our new facility in Louisiana.

     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have firm pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit. Currently, resin prices have stabilized. We expect resin price reductions to take place in the third quarter of fiscal 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 16.1% to $45.8 million for the six months ended April 30, 2005. As a percentage of revenue, selling, general and administrative expenses declined to 7.6% for the six months ended April 30, 2005 from 8.3% for the six months ended May 1, 2004. Increases in compensation, benefits, legal, taxes and administrative fees related to the start up of our European operations were the primary factors contributing to the increase in selling, general and administrative expenses.

Interest Expense

     Interest expense increased $2.7 million to $20.4 million for the six months ended April 30, 2005 as compared to $17.7 million for the six months ended May 1, 2004. The increase in interest expense was primarily attributable to a decrease in interest earned on interest rate swaps, a decrease in capitalized interest and an increase in interest expense associated with mandatorily redeemable shares of common stock. An increase in debt levels over the prior period contributed to the increase as well.

Other (Income) and Expense

     Other income decreased by $1.0 million to a $0.1 million expense for the six months ended April 30, 2005. The decrease was due to decreases in interest income, royalty income and sundry income as well as an increase in foreign currency exchange rate losses.

Income Tax Expense

     Provision for income taxes was a $4.0 million expense for the six-month period ended April 30, 2005 as compared to a $1.4 million expense for the six-month period ended May 1, 2004. Earnings before taxes were $11.6 million for the six months ended April 30, 2005 compared to $3.1 million of earnings before tax for the six months ended May 1, 2004. The effective rate was 34.5% in the first half of 2005 as compared to 44.8% in the first half of 2004. The effective tax rate for the first half of 2004 was higher because it included a change in estimate for prior year (2003) book and tax differences.

Net Earnings

     Net earnings increased $5.9 million from net earnings of $1.7 million for the six months ended May 1, 2004 to net earnings of $7.6 million for the six months ended April 30, 2005. This increase is largely due to increased gross profit generated by additional sales unit volume, new product initiatives and improved operating performance offset by other factors mentioned above.

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

     We had positive cash flow from operating activities of $18.1 million, which in part funded our capital expenditures of approximately $35.7 million. In fiscal 2005 and 2006, we expect to incur capital expenditures of approximately $90.0 million and $70.0 million, respectively.

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

Inflation

     We use large quantities of plastic resins in manufacturing our products. These resins accounted for a major portion of our cost of goods sold in the six-month period ended April 30, 2005, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers, and our purchases of raw materials are subject to market prices and inflation.

Effect of Changes in Exchange Rates

     In general, our results of operations are partially affected by changes in foreign exchange rates. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, any change in value of the euro as compared to the U.S. dollar may impact start-up costs associated with our new facilities in Central Europe. For the six months ended April 30, 2005, exchange rate fluctuations resulted in a loss of approximately $0.3 million.

Liquidity and Capital Resources

     Net cash provided from operating activities decreased by 52.5% to $18.1 million for the six months ended April 30, 2005 as compared to the six months ended May 1, 2004. The decrease in cash was primarily the result of an increase in inventory and deposits for equipment purchases along with a decrease in accounts payable. The increase in inventories was attributable to a combination of seasonal demand and increased raw material costs.

     Net cash used in investing activities was $36.3 million and $66.5 million for the six months ended April 30, 2005 and May 1, 2004, respectively. Investing activities consisted primarily of the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities. For the six months ended April 30, 2005 and May 1, 2004, property, plant and equipment acquisitions using cash were $35.7 million and $62.8 million, respectively. During the first half of 2005 and 2004, intangible asset acquisitions to extend customer contracts were $1.0 million and $4.5 million, respectively.

     Net cash provided by (used in) financing activities was $13.3 million and ($0.9) million for the six months ended April 30, 2005 and May 1, 2004, respectively. The increase in cash provided by financing activities was due to a $19.1 million increase in borrowings over the prior year which was used in part to fund our capital expenditures and other working capital needs. The increase in cash was offset by a $3.7 million termination fee for the settlement of our interest rate swaps and capitalized loan costs of $1.5 million associated with our amended credit agreement.

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

     On January 28, 2005, we entered into the Fifth Amended and Restated Revolving Credit Agreement (“Fifth Amended Credit Agreement”) which allows us to borrow up to $300.0 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, the lesser of 65% of the value of eligible domestic inventory or $60.0 million and 50% of the value of domestic equipment plus 65% of eligible real estate. The Fifth Amended Credit Agreement has a five-year term. Interest under the agreement is payable at 175 to 325 basis points per annum over Eurodollar or at prime rates, as we select. The Fifth Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB are the borrowers and guarantors under the Fifth Amended Credit Agreement and Plastipak guarantees obligations under the Fifth Amended Credit Agreement. As of April 30, 2005, $59.4 million and $18.6 million in letters of credit and borrowings, respectively, were outstanding under the Fifth Amended Credit Agreement and we had $222.0 million available for borrowing subject to borrowing base limitations and covenant restrictions.

     We entered into the Fifth Amended Credit Agreement for general business needs, including possible repurchases of the Senior Notes and the acquisition of machinery and equipment.

     Under the Fifth Amended Credit Agreement we are required to calculate EBITDA because covenants in the agreement are tied to ratios based on that measure. For instance, the covenants under the Fifth Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum 1.25 to 1), senior secured debt ratio (maximum 3.00 to 1), leverage ratio (maximum 4.85 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of April 30, 2005, we were in compliance with our covenants under the Fifth Amended Credit Agreement.

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

     Our Fifth Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. In addition, EBITDA is adjusted for certain non-cash items. A reconciliation between net earnings and EBITDA is calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Net earnings (per GAAP basis)	$4,330,496	$5,309,423	$7,602,493	$1,734,380
Income tax expense	2,377,000	3,015,000	3,997,000	1,405,000
Interest Expense	10,608,026	8,773,466	20,420,885	17,717,630
Depreciation	17,363,929	15,026,610	34,468,837	29,002,898
Amortization	1,341,969	1,246,806	2,713,170	2,416,031
Non-cash items	21,805	129,191	16,645	(56,631)

EBITDA	$36,043,225	$33,500,496	$69,219,030	$52,219,308

	Years Ended		Last Twelve Months (LTM)
	October 30,	November 1,	April 30,	May 1,
	2004	2003	2005	2004
Net earnings (per GAAP basis)	$9,189,969	$4,361,056	$15,058,082	$1,495,042
Income tax expense	4,993,000	4,543,000	7,585,000	3,690,000
Interest Expense	35,779,601	36,902,209	38,482,856	35,600,235
Depreciation	60,701,290	49,859,253	66,167,229	54,927,257
Amortization	4,946,455	6,490,262	5,243,594	5,672,707
Non-cash items	1,805,899	155,390	1,879,175	(101,774)

EBITDA	$117,416,214	$102,311,170	$134,415,936	$101,283,467

     We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of April 30, 2005.

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Cash Obligations	Total	Year	Years	Years	5 Years
Long Term Debt Obligations, including current portion (a)	$54,781,888	$257,248	$54,524,640	$—	$—
Capital Lease Obligations, including current portion	12,595,578	4,701,330	6,321,271	1,572,977	—
Operating Lease Obligations	35,881,706	17,089,160	16,385,464	2,407,082	—
Capital Expenditure Commitments	25,766,132	25,766,132	—	—	—
Amended Credit Agreement (b)	18,627,100	—	—	18,627,100	—
Salary Continuation Plan	4,383,282	113,500	227,000	227,000	3,815,782
Obligations — Stock Bonus Plans (c)	12,588,305	—	—	—	12,588,305
Senior Notes	325,000,000	—	—	—	325,000,000

Total Contractual Cash Obligations	$489,623,991	$47,927,370	$77,458,375	$22,834,159	$341,404,087

	Commitment Expiration by Period
		Less Than 1	1-3	3-5	More Than
Other Commercial Commitments	Total	Year	Years	Years	5 Years
Standby Letters of Credit	59,363,277	$59,363,277	$—	$—	$—
Fifth Amended and Restated Credit Agreement (d)	222,009,623	—	—	222,009,623	—

Total Commercial Commitments	$281,372,900	$59,363,277	$—	$222,009,623	$—

(a)	Included in long-term debt obligations are notes payable primarily collateralized by letters of credit and equipment.

(b)	The Fifth Amended Credit Agreement’s actual outstanding balance as of April 30, 2005. The Fifth Amended Credit Agreement will expire in January 2010.

(c)	Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3.0 million in the aggregate in any fiscal year.

(d)	The unused borrowing balance under the Fifth Amended Credit Agreement as of April 30, 2005.

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

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Fifth Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of April 30, 2005, we had approximately $7.0 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Fifth Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Fifth Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

     As of April 30, 2005, we had no off-balance sheet arrangements, other than those disclosed in the preceding tables “Contractual Cash Obligations” and “Other Commercial Commitments”.

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

Impact of New Accounting Pronouncements

     For information regarding the impact of new accounting pronouncements, see Note C to the unaudited consolidated financial statements within Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Contracts

     At April 30, 2005 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.

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

     There were no significant changes in internal controls or other factors that could significantly affect Plastipak’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Plastipak’s internal controls. As a result, no corrective actions were required or undertaken. The Company continues to evaluate internal controls and procedures and the effectiveness of those controls. Plastipak is currently in the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by the end of fiscal 2006.

PART II — OTHER INFORMATION

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

PLASTIPAK HOLDINGS, INC.

Dated: June 14, 2005	By:	/s/ William C. Young

William C. Young
President and Chief Executive Officer

	By:	/s/ Michael J. Plotzke

Michael J. Plotzke,
Treasurer and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-31.2	Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002