Form 10-Q
period 2005-07-30
PLASTIPAK HOLDINGS INC
filed 2005-09-13
CIK 1161738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of July 30, 2005 was 28,416.

PLASTIPAK HOLDINGS, INC.
FORM 10-Q INDEX
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Plastipak Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 30,	October 30,
	2005	2004
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,199,478	$11,805,284
Accounts Receivable
Trade (net of allowance of $3,195,544 and $2,557,711 at July 30, 2005 and October 30, 2004)	78,434,530	74,818,848
Related parties	11,972,654	7,953,867

	90,407,184	82,772,715

Inventories	116,994,602	99,277,849
Prepaid expenses	20,069,863	20,871,455
Prepaid federal income taxes	278,490	99,530
Deferred income taxes	4,052,000	2,934,000
Other current assets	8,777,888	3,021,049

Total Current Assets	250,779,505	220,781,882

Property, Plant & Equipment — Net	444,264,427	428,409,221

Other Assets
Cash surrender value of life insurance	2,237,920	2,237,920
Deposits	2,588,528	1,126,150
Capitalized loan costs (net of accumulated amortization of $6,342,369 and $5,169,415 at July 30, 2005 and October 30, 2004)	8,225,787	7,821,832
Intangible assets (net of accumulated amortization of of $6,732,706 and $6,826,005 at July 30, 2005 and October 30, 2004)	6,923,268	8,333,754
Prepaids	861,937	840,916
Sundry	240,502	305,474

Total Other Assets	21,077,942	20,666,046

Total Assets	$716,121,874	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 30,	October 30,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable — trade	$147,491,683	$141,355,859
Current portion of long term obligation	4,842,288	5,232,248
Accrued liabilities
Taxes other than income	10,152,454	12,842,361
Other accrued expenses	56,053,204	34,996,699

Total Current Liabilities	218,539,629	194,427,167

Senior Notes (net of unamortized discount (premium) and FV of swaps of $1,721,455 and $0 at July 30, 2005 and ($1,935,425) and $2,026,103 at October 30, 2004)	323,278,545	324,909,322

Long-Term Obligations	68,128,107	61,783,680

Deferred Income Taxes	29,728,000	23,933,000

Other Non-Current Liabilities	4,977,138	4,622,314

Obligations Under Stock Bonus Plans	13,496,845	11,371,402

Stockholders’ Equity
Common stock, no par value, 60,000 shares authorized; 28,416 shares issued and outstanding	28,416	28,416
Retained earnings	57,945,194	48,781,848

Total Stockholders’ Equity	57,973,610	48,810,264

Total Liabilities and Stockholders’ Equity	$716,121,874	$669,857,149

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$327,827,527	$261,559,078	$929,249,930	$738,738,884

Cost and expenses	292,659,939	224,901,848	816,073,231	642,637,249

Gross profit	35,167,588	36,657,230	113,176,699	96,101,635

Selling, general and administrative expenses	21,096,798	20,182,832	66,939,491	59,653,060

Operating profit	14,070,790	16,474,398	46,237,208	36,448,575

Other expense (income)
Interest expense	11,217,741	9,246,585	31,638,626	26,964,215
Interest income	(92,769)	(37,184)	(198,338)	(402,905)
Royalty income	(235,998)	(62,734)	(275,998)	(439,780)
(Gain) loss on foreign currency translation	491,819	(653,355)	771,231	(640,951)
Sundry expense (income)	379,144	(83,154)	391,341	(235,624)

	11,759,937	8,410,158	32,326,862	25,244,955

Earnings before income taxes	2,310,853	8,064,240	13,910,346	11,203,620

Income tax expense (benefit)
Current	(60,000)	34,000	70,000	(947,000)
Deferred	810,000	3,313,000	4,677,000	5,699,000

	750,000	3,347,000	4,747,000	4,752,000

Net earnings	$1,560,853	$4,717,240	$9,163,346	$6,451,620

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	July 30,	July 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net Income	$9,163,346	$6,451,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,892,924	48,251,784
Amortization of net premium on Senior Notes	41,592	(212,425)
Bad debt expense	682,271	893,078
Deferred salaries	366,984	618,675
Loss (gain) on sale of equipment	169,541	(55,182)
Deferred tax expense	4,677,000	5,699,000
Restricted stock option — compensation	2,125,443	1,264,829
Foreign currency translation loss (gain)	805,145	(145,603)
Change in assets and liabilities:
Increase in accounts receivable	(8,316,740)	(10,154,582)
Increase in inventories	(17,716,753)	(6,801,576)
Increase in prepaid expenses and other current assets	(5,455,838)	(2,048,642)
(Increase) decrease in prepaid federal income taxes	(178,960)	248,816
Increase in other liabilities	20,380,541	16,379,880
(Increase) decrease in deposits	(1,462,378)	308,446
Increase in accounts payable	6,135,824	5,808,827
Decrease (increase) in sundry other assets	64,972	(31,755)
Decrease in income taxes	—	(18,130)

Net cash provided by operating activities	67,374,914	66,457,060

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	(68,175,657)	(88,108,843)
Proceeds from sale of equipment	472,864	1,394,367
Acquisition of intangible assets	(996,214)	(4,512,500)

Net cash used in investing activities	(68,699,007)	(91,226,976)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving debt	9,039,744	1,961,472
Principal payments on long-term obligations	(4,046,076)	(4,552,733)
Proceeds from long-term obligations	—	618,038
Settlement of interest rate swap	(3,698,472)	—
Capitalized loan costs	(1,576,909)	—

Net cash used in financing activities	(281,713)	(1,973,223)

Net decrease in cash and cash equivalents	(1,605,806)	(26,743,139)

Cash and cash equivalents at beginning of the year	11,805,284	37,278,406

Cash and cash equivalents at end of the period	$10,199,478	$10,535,267

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued

	Nine Months Ended
	July 30,	July 31,
	2005	2004
	(unaudited)	(unaudited)
Supplemental Cash Flow Information:

Cash paid for interest	$22,413,000	$22,650,000

Cash paid for income taxes	$350,000	$—

Supplemental Noncash Investing and Financing Activities:

Acquisition of equipment through the assumption of long-term obligations	$156,000	$7,810,000

Decrease in fair value of interest rate swaps	$—	$4,711,000

The accompanying notes are an integral part of these financial statements.

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
Note A — Basis of Presentation, Nature of Operations and Summary of Accounting Policies
Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 29, 2005.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed by Plastipak Holdings, Inc. (“Plastipak” or the “Company”) with the Securities and Exchange Commission on January 28, 2005.
Reclassifications
Certain reclassifications have been made to the 2004 financial information in order for them to conform to the classifications at July 30, 2005.
Note B — Fiscal Period
Plastipak has elected a 52/53 week fiscal period for tax and financial reporting purposes. Plastipak’s fiscal period ends on the Saturday closest to October 31. The three month periods ended July 30, 2005 and July 31, 2004 contained 13 weeks. The nine month periods ended July 30, 2005 and July 31, 2004 contained 39 weeks.
Note C — New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. This Statement is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be required to adopt SFAS 154 on October 31, 2006.
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
Note D — Inventories
Inventories consisted of the following at:

	July 30,	October 30,
	2005	2004
Raw Materials	$45,334,435	$38,747,489
Finished Goods	55,735,926	46,855,038
Parts & Supplies	15,924,241	13,675,322

	$116,994,602	$99,277,849

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note E — Long-Term Obligations

	July 30,	October 30,
	2005	2004
Revolving credit facility pursuant to which Plastipak is permitted to borrow up to $300,000,000. Interest is payable quarterly at Eurodollar (plus an additional margin) or prime-based rates, which varied from 4.50% to 5.25% at October 30, 2004 and 5.25% to 6.25% at July 30, 2005. The company is required to pay quarterly facility fees during the year. All the assets of Plastipak secure the credit facility.	$4,045,000	$—

Notes payable to banks with interest rates varying from 2.9% to 4.6%, are due at various times through 2006. Borrowings are primarily collateralized by letters of credit.	56,958,410	51,251,830

Notes payable with interest rates varying from 2.6% to 7.5% due in various installments at various dates through 2007, collateralized by certain equipment.	469,014	951,096

Capital leases with interest rates varying from 2.2% to 9.5% due in various installments at various dates through 2009.	11,497,971	14,813,002

	72,970,395	67,015,928
Less current portion	4,842,288	5,232,248

	$68,128,107	$61,783,680

On January 28, 2005, the Company amended its revolving credit agreement and entered into the Fifth Amended and Restated Revolving Credit Agreement (“Fifth Amended Credit Agreement”). The amendment provides for an increase in the line of credit from $150.0 million to $300.0 million. The agreement allows the Company to borrow up to $300.0 million subject to borrowing base limitations and covenant restrictions. Interest under the Fifth Amended Credit Agreement is payable at 175 to 350 basis points per annum over Eurodollar or at prime rates, as the Company selects. The Fifth Amended Credit Agreement is secured by substantially all of the assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB Realty are the borrowers and guarantors under the Fifth Amended Credit Agreement and Plastipak guarantees obligations under the Fifth Amended Credit Agreement. As of July 30, 2005, $59.3 million and $4.0 million in letters of credit and borrowings, respectively, were currently outstanding under the Fifth Amended Credit Agreement and the Company had $236.7 million available for borrowing subject to borrowing base limitations and covenant restrictions.
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
Note G — Stock Compensation Plans
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

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note G — Stock Compensation Plans — Continued
Each of the above-referenced plans require the Company, subject to certain limitations, to repurchase the shares issued under the plans at a price based upon a book value computation plus certain formula adjustments. Increases in the per share redemption value associated with shares issued under the plans are treated as interest expense and an increase to obligations under stock bonus plans. Included in interest expense for the three and nine months ended July 30, 2005 was $381,303 and $943,083, respectively. Increases in the per share redemption value associated with options granted under the plans are treated as compensation expense and an increase to obligations under stock bonus plans. Included in general and administrative expenses for the three months and nine months ended July 30, 2005 was $527,237 and $1,182,360, respectively, representing the excess of the redemption value over the exercise price for options granted and the increase in redemption value associated with unexercised options.
As of July 30, 2005, the balance of obligations under the stock bonus plans subject to mandatory redemption was $6,168,909. Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3,000,000 in the aggregate in any fiscal year.
The table below summarizes the changes in the Company’s stock compensation plans.

	Amended and	2002 Plan
	Restated Restricted	Restricted Stock
	Stock Bonus Plan	Bonus Plan	Total
Options outstanding and exercisable at November 1, 2003	1,808	700	2,508
Granted	—	—	—
Exercised	—	(100)	(100)
Cancelled	—	—	—

Options outstanding and exercisable at October 30, 2004	1,808	600	2,408
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Options outstanding and exercisable at July 30, 2005	1,808	600	2,408

Mandatorily Redeemable Shares July 30, 2005	1,642	400	2,042

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
The following condensed consolidating financial information presents:
(1)	Condensed consolidating balance sheets as of July 30, 2005 and October 30, 2004, statements of operations and statements of cash flows for the three months and nine months ended July 30, 2005 and July 31, 2004 of (a) Plastipak the parent; (b) the guarantor subsidiaries (North American Operating Segment); (c) the nonguarantor subsidiaries (South American Operating Segment and European Operating Segment); (d) Plastipak on a consolidated basis, and

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

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Balance Sheet
As of July 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$60,943	$5,796,661	$4,341,874	$—	$10,199,478
Accounts receivable	17,893,005	59,775,923	22,482,831	(9,744,575)	90,407,184
Inventories	—	89,789,085	27,205,517	—	116,994,602
Prepaid expenses	—	13,081,750	6,988,113	—	20,069,863
Prepaid federal income taxes	280,000	—	(1,510)	—	278,490
Deferred income taxes	(4,005,000)	5,532,000	2,525,000	—	4,052,000
Other current assets	—	2,749,997	6,027,891	—	8,777,888

Total Current Assets	14,228,948	176,725,416	69,569,716	(9,744,575)	250,779,505

Property, Plant & Equipment — Net	—	396,942,238	47,322,189	—	444,264,427

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	2,491,944	96,584	—	2,588,528
Investment in and advances to affiliates	386,467,610	(294,110,599)	—	(92,357,011)	—
Capitalized loan costs	795,946	7,429,841	—	—	8,225,787
Intangible assets	—	6,171,051	752,217	—	6,923,268
Deferred tax asset -long term	(766,556)	766,556	—	—	—
Prepaids	—	861,937	—	—	861,937
Sundry	—	—	240,502	—	240,502

Total Other Assets	386,497,000	(274,151,350)	1,089,303	(92,357,011)	21,077,942

Total Assets	$400,725,948	$299,516,304	$117,981,208	$(102,101,586)	$716,121,874

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Balance Sheet — Continued
As of July 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Liabilities
Accounts payable	$110,109	$108,845,546	$48,280,602	$(9,744,574)	$147,491,683
Current portion of long term obligation	—	4,099,233	743,055	—	4,842,288
Taxes other than income	—	6,907,681	3,244,773	—	10,152,454
Other accrued expenses	14,766,290	25,115,129	16,171,785	—	56,053,204

Total Current Liabilities	14,876,399	144,967,589	68,440,215	(9,744,574)	218,539,629

Senior Notes	325,788,192	(2,509,647)	—	—	323,278,545

Long-Term Obligations	4,045,000	5,169,141	58,913,966	—	68,128,107

Deferred Income Taxes	(15,454,098)	42,657,097	2,525,000	1	29,728,000

Other Non-Current Liabilities	—	4,505,610	471,528	—	4,977,138

Obligations Under Stock Bonus Plan	13,496,845	—	—	—	13,496,845

Stockholders’ Equity (Deficit)	57,973,610	104,726,514	(12,369,501)	(92,357,013)	57,973,610

Total Liabilities and Stockholders’ Equity	$400,725,948	$299,516,304	$117,981,208	$(102,101,586)	$716,121,874

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Balance Sheet
As of October 30, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Current Assets
Cash	$2,527,142	$6,983,461	$2,294,681	$—	$11,805,284
Accounts receivable	13,305,985	68,274,490	22,191,222	(20,998,982)	82,772,715
Inventories	—	80,503,817	18,774,032	—	99,277,849
Prepaid expenses	—	12,545,099	8,326,356	—	20,871,455
Prepaid federal income taxes	—	—	99,530	—	99,530
Deferred income taxes	(5,123,000)	5,532,000	2,525,000	—	2,934,000
Other current assets	—	1,985,425	1,035,624	—	3,021,049

Total Current Assets	10,710,127	175,824,292	55,246,445	(20,998,982)	220,781,882

Property, Plant & Equipment — Net	—	376,737,545	51,721,676	(50,000)	428,409,221

Other Assets
Cash surrender value of life insurance	—	2,237,920	—	—	2,237,920
Deposits	—	2,226,150	—	(1,100,000)	1,126,150
Investment in and advances to affiliates	363,458,976	(286,861,688)	—	(76,597,288)	—
Capitalized loan costs	894,076	6,927,756	—	—	7,821,832
Intangible assets	—	6,660,393	1,673,361	—	8,333,754
Deferred tax asset — long term	(766,556)	766,556	—	—	—
Prepaids	—	840,916	—	—	840,916
Sundry	—	5,000,000	305,474	(5,000,000)	305,474

Total Other Assets	363,586,496	(262,201,997)	1,978,835	(82,697,288)	20,666,046

Total Assets	$374,296,623	$290,359,840	$108,946,956	$(103,746,270)	$669,857,149

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
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

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Operations
For the three months ended July 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$294,492,859	$33,746,573	$(411,905)	$327,827,527

Cost and expenses	—	261,102,859	31,968,985	(411,905)	292,659,939

Gross profit	—	33,390,000	1,777,588	—	35,167,588

Selling, general and administrative expenses	694,819	17,275,347	3,126,632	—	21,096,798

Operating (loss) profit	(694,819)	16,114,653	(1,349,044)	—	14,070,790

Other expense (income)
Equity in (earnings) loss of affiliates	(3,553,658)	1,539,872	—	2,013,786	—
Interest expense	9,294,418	918,416	1,006,904	(1,997)	11,217,741
Interest income	(8,611,432)	8,530,433	(13,768)	1,998	(92,769)
Royalty income	—	(235,998)	—	—	(235,998)
Gain on foreign currency translation	—	—	491,819	—	491,819
Sundry (income) expense	(135,000)	554,444	(40,300)	—	379,144

	(3,005,672)	11,307,167	1,444,655	2,013,787	11,759,937

Earnings (loss) before income taxes	2,310,853	4,807,486	(2,793,699)	(2,013,787)	2,310,853

Income taxes	750,000	—	—	—	750,000

Net earnings (loss)	$1,560,853	$4,807,486	$(2,793,699)	$(2,013,787)	$1,560,853

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Operations
For the three months ended July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$240,958,746	$21,379,955	$(779,623)	$261,559,078

Cost and expenses	—	205,537,905	20,192,815	(828,872)	224,901,848

Gross profit	—	35,420,841	1,187,140	49,249	36,657,230

Selling, general and administrative expenses	840,780	17,079,732	2,262,320	—	20,182,832

Operating (loss) profit	(840,780)	18,341,109	(1,075,180)	49,249	16,474,398

Other expense (income)
Equity in (earnings) loss of affiliates	(8,522,930)	338,085	—	8,184,845	—
Interest expense	8,340,931	128,245	818,709	(41,300)	9,246,585
Interest income	(8,588,021)	8,525,900	(16,363)	41,300	(37,184)
Royalty income	—	(62,734)	—	—	(62,734)
Loss on foreign currency translation	—	—	(653,355)	—	(653,355)
Sundry (income) expense	(135,000)	246,563	(194,717)	—	(83,154)

	(8,905,020)	9,176,059	(45,726)	8,184,845	8,410,158

Earnings (loss) before income taxes	8,064,240	9,165,050	(1,029,454)	(8,135,596)	8,064,240

Income taxes	3,347,000	—	—	—	3,347,000

Net earnings (loss)	$4,717,240	$9,165,050	$(1,029,454)	$(8,135,596)	$4,717,240

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Operations
For the nine months ended July 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$818,209,471	$111,828,754	$(788,295)	$929,249,930

Cost and expenses	—	714,865,020	102,511,229	(1,303,018)	816,073,231

Gross profit	—	103,344,451	9,317,525	514,723	113,176,699

Selling, general and administrative expenses	1,480,442	55,392,114	10,066,935	—	66,939,491

Operating (loss) profit	(1,480,442)	47,952,337	(749,410)	514,723	46,237,208

Other expense (income)
Equity in (earnings) loss of affiliates	(16,578,633)	3,018,911	—	13,559,722	—
Interest expense	27,177,645	2,206,892	2,318,975	(64,886)	31,638,626
Interest income	(25,584,800)	25,379,854	(58,279)	64,887	(198,338)
Royalty income	—	(275,998)	—	—	(275,998)
Loss on foreign currency translation	—	—	771,231	—	771,231
Sundry (income) expense	(405,000)	904,808	(108,467)	—	391,341

	(15,390,788)	31,234,467	2,923,460	13,559,723	32,326,862

Earnings (loss) before income taxes	13,910,346	16,717,870	(3,672,870)	(13,045,000)	13,910,346

Income taxes	4,747,000	—	—	—	4,747,000

Net earnings (loss)	$9,163,346	$16,717,870	$(3,672,870)	$(13,045,000)	$9,163,346

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Operations
For the nine months ended July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$668,650,687	$72,755,306	$(2,667,109)	$738,738,884

Cost and expenses	—	574,222,117	71,232,241	(2,817,109)	642,637,249

Gross profit	—	94,428,570	1,523,065	150,000	96,101,635

Selling, general and administrative expenses	1,515,923	51,705,401	6,431,736	—	59,653,060

Operating (loss) profit	(1,515,923)	42,723,169	(4,908,671)	150,000	36,448,575

Other expense (income)
Equity in (earnings) loss of affiliates	(11,455,006)	1,574,919	—	9,880,087	—
Interest expense	24,094,369	436,975	2,553,740	(120,869)	26,964,215
Interest income	(24,953,906)	24,701,293	(271,161)	120,869	(402,905)
Royalty income	—	(439,780)	—	—	(439,780)
Loss on foreign currency translation	—	—	(640,951)	—	(640,951)
Sundry (income) expense	(405,000)	380,286	(210,910)	—	(235,624)

	(12,719,543)	26,653,693	1,430,718	9,880,087	25,244,955

Earnings (loss) before income taxes	11,203,620	16,069,476	(6,339,389)	(9,730,087)	11,203,620

Income taxes	4,752,000	—	—	—	4,752,000

Net earnings (loss)	$6,451,620	$16,069,476	$(6,339,389)	$(9,730,087)	$6,451,620

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Cash Flows
For the nine months ended July 30, 2005

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$3,617,273	$65,644,813	$3,112,828	$(5,000,000)	$67,374,914

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(65,776,262)	(3,639,195)	1,239,800	(68,175,657)
Proceeds from sale of equipment	—	430,437	1,282,227	(1,239,800)	472,864
Investment in and advances to affiliates	(6,430,000)	(2,200,000)	—	8,630,000	—
Acquisition of intangible assets	—	(996,214)	—	—	(996,214)

Net cash (used in) provided by investing activities	(6,430,000)	(68,542,039)	(2,356,968)	8,630,000	(68,699,007)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings (repayments) under revolving debt	4,045,000	—	(5,256)	5,000,000	9,039,744
Principal payments on long-term obligations	—	(3,142,665)	(903,411)	—	(4,046,076)
Proceeds from long-term obligations	—	6,430,000	—	(6,430,000)	—
Settlement of interest rate swap	(3,698,472)	—	—	—	(3,698,472)
Capital increases	—	—	2,200,000	(2,200,000)
Capitalized loan costs	—	(1,576,909)	—	—	(1,576,909)

Net cash provided by (used in) financing activities	346,528	1,710,426	1,291,333	(3,630,000)	(281,713)

Net (decrease) increase in cash	(2,466,199)	(1,186,800)	2,047,193	—	(1,605,806)

Cash and cash equivalents at the beginning of the year	2,527,142	6,983,461	2,294,681	—	11,805,284

Cash and cash equivalents at the end of the period	$60,943	$5,796,661	$4,341,874	$—	$10,199,478

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Cash Flows
For the nine months ended July 31, 2004

	Parent	Guarantor	Nonguarantor		Consolidated
	Total	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$2,676,109	$64,161,602	$(380,651)	$—	$66,457,060

Cash Flows (Used In) Provided By Investing Activities
Acquisition of property and equipment	—	(85,600,447)	(4,305,859)	1,797,463	(88,108,843)
Proceeds from sale of equipment	—	1,271,227	1,920,603	(1,797,463)	1,394,367
Investment in and advances to affiliates	(24,127,379)	(1,674,658)	—	25,802,037	—
Acquisition of intangible assets	—	(4,512,500)	—	—	(4,512,500)

Net cash (used in) provided by investing activities	(24,127,379)	(90,516,378)	(2,385,256)	25,802,037	(91,226,976)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings under revolving debt	—	—	1,961,472	—	1,961,472
Principal payments on long-term obligations	—	20,478,921	(904,275)	(24,127,379)	(4,552,733)
Proceeds from long-term obligations	—	—	618,038	—	618,038
Capital increases	—	—	1,674,658	(1,674,658)	—

Net cash provided by (used in) financing activities	—	20,478,921	3,349,893	(25,802,037)	(1,973,223)

Net (decrease) increase in cash	(21,451,270)	(5,875,855)	583,986	—	(26,743,139)

Cash and cash equivalents at the beginning of the year	23,104,119	12,750,772	1,423,515	—	37,278,406

Cash and cash equivalents at the end of the period	$1,652,849	$6,874,917	$2,007,501	$—	$10,535,267

Plastipak Holdings, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited) — Continued
Note I — Guarantor and Nonguarantor Financial Statements and Reportable Segments (Continued)
Condensed Consolidating Statement of Cash Flows — Continued
Supplemental Cash Flow Information:

Depreciation and Amortization Expense	Guarantor	Nonguarantor
Period ended	Subsidiaries	Subsidiaries	Total
7/30/05	$48,222,565	$7,670,359	$55,892,924

7/31/04	$41,200,266	$7,051,518	$48,251,784

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
Overview
     Plastipak Holdings, Inc. (“Plastipak”) is a privately held Michigan corporation that was formed in 1998 to act as a holding company for several related companies. On October 30, 1999, Plastipak acquired all of the equity interests in Plastipak Packaging, Inc. (“Packaging”), Whiteline Express, Ltd. (“Whiteline”), Clean Tech, Inc. (“Clean Tech”) and TABB Realty, LLC (“TABB Realty”), and a portion of the equity interests of Plastipak Packaging do Brasil, Ltda (“Plastipak Brasil”), through a reorganization (the “Reorganization”). Packaging, our principal operating company whose business commenced operations in 1967, designs and manufactures rigid plastic containers, and was incorporated in Delaware in 1982. Packaging also owns the remainder of Plastipak Brasil. Whiteline is a trucking company serving our transportation and logistics needs, and was incorporated in Delaware in 1982. Clean Tech, a plastics recycling operation, provides a source of clean, high quality post-consumer recycled plastic raw material, and was incorporated in Michigan in 1989. TABB Realty owns real estate and leases it to Packaging, Whiteline, and Clean Tech. Plastipak Brazil produces injection-molded plastic preforms and blow molds rigid plastic packaging in Paulinia, Brasil and produces injection-molded plastic preforms in Manaus, Brazil. Plastipak Brasil also maintains a sales office in Buenos Aires, Argentina.
     We have three entities in Central Europe. Plastipak Slovakia s.r.o. and Plastipak Czech Republic s.r.o. were established as a wholly-owned subsidiaries of Packaging in 2004 and 2003, respectively. Plastipak Czech Republic, s.r.o. serves as a bottle manufacturing facility. Plastipak Slovakia s.r.o. serves as a technical and business center. In 2003, Clean Tech Slovakia s.r.o. was established as a wholly-owned subsidiary of Clean Tech. Clean Tech Slovakia s.r.o. may serve as a post-consumer recycling operation in Central Europe and produce preforms for sale in Eastern and Central Europe. All of the Plastipak group of companies are headquartered in Plymouth, Michigan with the exception of our entities in Central Europe and Plastipak Brasil and its subsidiaries.

Results of Operations
     We report our results of operations on the basis of a 52-53 week period. Our fiscal year end is the closest Saturday to October 31 each year. The three months ended July 30, 2005 and July 31, 2004 were 13 weeks long. The nine months ended July 30, 2005 and July 31, 2004 were 39 weeks long.
     The table below lists our revenues and related percentages of revenue for the three and nine months ended July 30, 2005 and July 31, 2004 in each of our product categories.

	Consolidated Revenue By Product Category
	Three Months Ended July 30, 2005				Nine Months Ended July 30, 2005
	and July 31, 2004				and July 31, 2004
	2005	%	2004	%	2005	%	2004	%
			(dollar amounts in thousands)
Carbonated and non- carbonated beverage revenue	$145,731	44.4%	$114,629	43.8%	$407,061	43.8%	$323,438	43.7%
Consumer cleaning revenue	91,868	28.0	72,003	27.5	269,926	29.0	217,698	29.5
Food and processed juice revenue	56,689	17.3	45,340	17.3	153,860	16.6	116,010	15.7
Industrial, agricultural and automotive revenue	15,315	4.7	13,229	5.1	46,677	5.0	39,736	5.4
Other revenue (a)	18,225	5.6	16,358	6.3	51,726	5.6	41,857	5.7

Total revenue	$327,828	100.0%	$261,559	100.0%	$929,250	100.0%	$738,739	100.0%

(a)	Other revenue includes Clean Tech (recycling), Whiteline (transportation and logistics), health, personal care and distilled spirits revenue and other miscellaneous sources of revenue.
Three Months Ended July 30, 2005 Compared to Three Months Ended July 31, 2004
Revenue
     Revenue for the third quarter increased 25.3% over the same period in 2004 to $327.8 million with unit sales increasing 12.7%. These results were driven by strong performance across our four product categories along with higher average resin prices over the same period in 2004. Each product category reported higher unit volume and dollar revenue during the period. The increases in revenue were partially offset by price reductions implemented for new business and the extension of current business.
     Revenue and unit sales increases and decreases by product category are discussed more specifically below:
•	Carbonated and non-carbonated beverage revenue increased 27.1% to $145.7 million during the three-month period ended July 30, 2005 with unit volume up 13.0% over the same period in 2004. New product launches, continued strength in water sales and higher preform sales activity in Brazil drove this growth.

•	Consumer cleaning revenue increased 27.6% to $91.9 million in the third quarter of 2005, while unit volume increased 19.4% from the year ago period. Promotions centered on product line extensions, new package introductions and the award of new business accounted for the growth seen in this category. Sales of fabric enhancer bottles by our facility in the Czech Republic contributed to sales and unit increases as well.

•	Food and processed juice revenue and unit volume increased during the third quarter compared to the same period in 2004. During the third quarter, revenue in this category increased 25.0% to $56.7 million, with unit volume up 10.6%. Our increased sales activity was a result of strong hot fill and juice shipments combined with new volume awards and shipments to customers.

•	Industrial, agricultural and automotive category revenue increased 15.8% to $15.3 million with unit volume up 2.3%. During the quarter, growth in this category was driven by two factors: continued strength in the multi-quart lubricants market and a product launch by a new customer for an innovative package in the automotive category.

•	Other revenue increased 11.4% to $18.2 million in the third quarter of 2005. The increase in other revenue was primarily due to increased freight and other miscellaneous revenue.
Gross Profit
     Gross profit decreased $1.5 million to $35.2 million for the quarter ended July 30, 2005. The decrease in gross profit was attributable, in part, to price reductions of approximately $4.2 million implemented to retain and extend customer contracts and meet existing contractual obligations. In addition, increased operating costs associated with the start-up of our European operations and our new facility in Louisiana along with an increase in depreciation expense contributed to the decrease in gross profit. As a percentage of revenue, gross profit declined to 10.7% from 14.0% for the year ago period.
     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have formulated pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.
     We have a major change in the resin market from the previous quarter. Hurricane Katrina has had a major impact on our resin suppliers. These suppliers are faced with production and distribution issues and as a result we have experienced more volitality in the resin supply chain. Although there were some price reductions in our fiscal third quarter, all of our resin prices have increased and are forecasted to continue to increase in our fiscal fourth quarter. Resin suppliers are also adding some surcharges. We expect to pass these surcharges on to our customers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the three months ended July 30, 2005 increased 4.5% to $21.1 million. As a percentage of revenue, selling, general and administrative expenses decreased to 6.4% for the three months ended July 30, 2005 from 7.7% for the three months ended July 31, 2004. Increases in compensation, benefits, taxes, research and development and administrative expenses related to our European operations offset by a decrease in worker compensation expense were the primary factors contributing to the $0.9 million change in SG&A.
Interest Expense
     Interest expense increased $2.0 million to $11.2 million for the three months ended July 30, 2005 as compared to $9.2 million for the three months ended July 31, 2004. The increase in interest expense was attributable to a combination of increased debt levels over the prior year, a decrease in interest earned on interest rate swaps, a decrease in capitalized interest and an increase in interest expense associated with mandatorily redeemable shares of common stock.

Other (Income) and Expense
     Other income decreased $1.4 million for the three-month period ended July 30, 2005. The decrease was primarily attributable to a decrease in foreign currency translation gains over the prior period.
Income Tax Expense
     Provision for income taxes was a $0.8 million expense for the three months ended July 30, 2005 as compared to a $3.3 million expense for the three months ended July 31, 2004. Earnings before taxes were $2.3 million for the three months ended July 30, 2005 compared to $8.1 million of earnings for the three months ended July 31, 2004. In third quarters of 2005 and 2004, our effective tax rates were 32.5% and 41.5%, respectively. The effective tax rate for the third quarter of 2004 was higher because it included a change in estimate for prior year (2003) book and tax differences.
Net Earnings
     Net earnings decreased by $3.1 million from net earnings of $4.7 million for the three month period ended July 31, 2004 to net earnings of $1.6 million for the three months ended July 30, 2005. Start-up costs associated with our European operations and our new facility in Louisiana along with an increase in selling, general and administrative expenses, interest expense and other factors mentioned above were the primary factors which resulted in a reduction in net earnings over the prior period.
Nine months Ended July 30, 2005 Compared to Nine months Ended July 31, 2004
Revenue
     Revenue increased 25.8% to $929.2 million for the nine months ended July 30, 2005 while unit sales increased for the period by 9.4%. All product categories posted revenue gains over the same period in 2004. Revenues in Brazil increased 55.0% with unit volume increasing 6.5% over the prior year. Results in Brazil were primarily due to higher raw material prices, improved pricing conditions and tightened capacity in the Brazilian market. In the U.S., the increase in revenues was a combination of new product initiatives, consistent performance in our product categories and higher average resin pricing. Revenue increases were offset partially by price reductions implemented for new business and the extension of current business.
     Revenue and unit sales increases and decreases by product category are discussed more specifically below:
•	Carbonated and non-carbonated beverage revenue increased 25.9% to $407.1 million during the nine-month period ended July 30, 2005. Unit volume increased 7.5% as compared to the same period in 2004. Growing demand for bottled water and flavored water products coupled with growing demand in small PET packages for carbonated beverages and unseasonably warm weather fueled the demand.

•	Consumer cleaning revenue increased 24.0% to $269.9 million for the nine months ended July 30, 2005 with unit volume up approximately 13.4%. A product line extension in liquid detergents, pipeline fills for new package introductions and new account activity drove this growth. Sales of fabric enhancer bottles by our facility in the Czech Republic contributed to sales and unit increases as well.

•	Our food and processed juice category revenues increased 32.6% to $153.9 million while unit volume increased 17.0% over the prior year. Continued strength from our core food business combined with unit volume increases in the hot fill and juice segments contributed to the increases reported.

•	Industrial, agricultural and automotive category revenue increased 17.5% to $46.7 million. Unit volume increased 2.4%. Steady growth and demand for large multi-quart lubricants, antifreeze and specialty automotive products accounted for the growth seen in this category.

•	Other revenue increased 23.6% to $51.7 million. The increase in other revenue was primarily due to increased freight and other miscellaneous revenue.
Gross Profit
     Gross profit increased $17.1 million for the nine months ended July 30, 2005. The improvement in gross profit was attributable to higher unit sales volume and improved operating performance in both the U.S. and Brazil. The increase in gross profit was partially offset by price reductions of approximately $10.9 million implemented to retain and extend customer contracts and meet existing contractual obligations. In addition, gross profit was offset by increased operating costs associated with the start-up of our European operations and our new facility in Louisiana along with an increase in depreciation expense. As a percentage of revenue, gross profit declined to 12.2% from 13.0%.
     Our primary raw materials consist of PET and HDPE resins. Although our revenue is affected by fluctuations in resin prices, our gross profit is, in general, unaffected by these fluctuations. In general, except where we have formulated pricing, industry practice and contractual arrangements with our customers permit price changes to be passed through to customers. As a result, we have in the past experienced revenue changes without corresponding changes in gross profit.
     We have a major change in the resin market from the previous quarter. Hurricane Katrina has had a major impact on our resin suppliers. These suppliers are faced with production and distribution issues and as a result we have experienced more volitality in the resin supply chain. Although there were some price reductions in our fiscal third quarter, all of our resin prices have increased and are forecasted to continue to increase in our fiscal fourth quarter. Resin suppliers are also adding some surcharges. We expect to pass these surcharges on to our customers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased 12.2% to $66.9 million for the nine months ended July 30, 2005. As a percentage of revenue, selling, general and administrative expenses declined to 7.2% for the nine months ended July 30, 2005 from 8.1% for the nine months ended July 31, 2004. Increases in compensation, benefits, legal, taxes and administrative expenses related to our South American and European operations were the primary factors contributing to the increase in selling, general and administrative expenses.
Interest Expense
     Interest expense increased $4.7 million to $31.6 million for the nine months ended July 30, 2005 as compared to $26.9 million for the nine months ended July 31, 2004. The increase in interest expense was primarily attributable to a decrease in interest earned on interest rate swaps, a decrease in capitalized interest and an increase in interest expense associated with mandatorily redeemable shares of common stock. An increase in debt levels over the prior period contributed to the increase as well.
Other (Income) and Expense
     Other income decreased $2.4 million for the nine month period ended July 30, 2005. The decrease was primarily attributable to a decrease in foreign currency translation gains over the prior period. In addition, decreases in interest, royalty and sundry income contributed to the decrease in other income over the prior year.
Income Tax Expense
     Provision for income taxes was a $4.7 million expense for the nine-month period ended July 30, 2005 as compared to a $4.8 million expense for the nine-month period ended July 31, 2004. Earnings before taxes were $13.9 million for the nine months ended July 30, 2005 compared to $11.2 million of earnings before tax for the nine months ended July 31, 2004. The effective rate was 34.1% in the first nine months of 2005 as compared to

42.4% in 2004. The effective tax rate for the first nine months of 2004 was higher because it included a change in estimate for prior year (2003) book and tax differences.
Net Earnings
     Net earnings increased by $2.7 million from net earnings of $6.5 million for the nine-month period ended July 31, 2004 to net earnings of $9.2 million for the nine-month period ended July 30, 2005. Higher unit sales volume and improved operating performance in both the U.S. and Brazil were the primary factors which resulted in an improvement in net earnings over the prior period. The increase in net earnings was offset by start-up costs associated with our European operations and our new facility in Louisiana along with an increase in selling, general and administrative expenses, interest expense and other factors previously discussed.
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
     During the nine months ended July 30, 2005, we had positive cash flow from operating activities of $67.4 million, which substantially funded our capital expenditures of approximately $68.2 million. We expect to incur capital expenditures of approximately $80.0 million in each of fiscal 2005 and 2006.
Seasonality
     The carbonated soft drink (CSD) and, to a lesser extent, the other beverage portions of our business are highly seasonal, with peak demand during warmer summer months, and reduced demand during the winter. We normally add temporary staff and build inventory of products for our CSD and water customers in anticipation of seasonal demand in the quarter preceding the summer.
Inflation
     In manufacturing our products, we use large quantities of plastic resins. These resins accounted for a major portion of our cost of goods sold in the nine-month period ended July 30, 2005, and are subject to substantial price fluctuations resulting from shortages in supply and changes in the prices of natural gas, crude oil and other petrochemical products from which these resins are produced. We generally enter into multi-year agreements with our resin suppliers. Our purchases of raw materials are subject to market prices and inflation.

Effect of Changes in Exchange Rates
     In general, our results of operations are partially affected by changes in foreign exchange rates associated with our South American and European operations. We invoice our Brazilian and Argentine customers in the Brazilian Real and Argentine Peso, respectively. A portion of those invoices are pegged to the U.S. exchange rate. As a result, subject to market conditions, a decline in the value of the U.S. dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a favorable effect on our profitability. Conversely, an increase in the value of the dollar relative to the Brazilian Real and to a lesser extent the Argentine Peso can have a negative effect on our profitability. In addition, changes in the value of the Euro as compared to the U.S. dollar will affect as the results of operations associated with our new facilities in Central Europe. For the nine months ended July 30, 2005, exchange rate fluctuations resulted in a loss of approximately $0.8 million.
Liquidity and Capital Resources
     Net cash provided from operating activities was $67.4 million and $66.5 million for the nine months ended July 30, 2005 and July 31, 2004, respectively.
     Net cash used in investing activities was $68.7 million and $91.2 million for the nine months ended July 30, 2005 and July 31, 2004, respectively. Investing activities consisted primarily of the acquisition of property, plant and equipment for new business, new facilities and the expansion of existing facilities including down payments for these items. For the nine months ended July 30, 2005 and July 31, 2004, property, plant and equipment acquisitions using cash were $68.2 million and $88.1 million, respectively. The decrease in capital expenditures over the prior year is primarily due to new facility expansions that occurred in fiscal 2004. In 2005 and 2004, intangible asset acquisitions to extend customer contracts were $1.0 million and $4.5 million, respectively.
     Net cash used in financing activities was $0.3 million and $2.0 million for the nine months ended July 30, 2005 and July 31, 2004, respectively. We had net borrowings under revolving debt of $9.0 million and $2.0 million during the nine months ended July 30, 2005 and July 31, 2004, respectively. The increase in borrowings over the prior year was primarily used to fund capital expenditures and other working capital needs. For the nine month ended July 30, 2005 and July 31, 2004, principal payments on long term obligations were $4.0 million and $4.5 million, respectively. Additionally, we incurred a termination fee of $3.7 million for the settlement of our interest rate swaps and $1.6 million for capitalized loan costs associated with the amendment of our credit facility on January 28, 2005.
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

     On January 28, 2005, we entered into the Fifth Amended and Restated Revolving Credit Agreement (“Fifth Amended Credit Agreement”) which allows us to borrow up to $300.0 million, subject to a borrowing base consisting of 85% of eligible domestic accounts receivable, the lesser of 65% of the value of eligible domestic inventory or $60.0 million and 50% of the value of domestic equipment plus 65% of eligible real estate. The Fifth Amended Credit Agreement has a five-year term. Interest under the agreement is payable at 175 to 325 basis points per annum over Eurodollar or at prime rates, as we select. The Fifth Amended Credit Agreement is secured by substantially all of our assets, including pledges of the stock of Plastipak and all of its material foreign subsidiaries. Packaging, Whiteline, Clean Tech, and TABB Realty are the borrowers and guarantors under the Fifth Amended Credit Agreement and Plastipak guarantees obligations under the Fifth Amended Credit Agreement. As of July 30, 2005, $59.3 million and $4.0 million in letters of credit and borrowings, respectively, were outstanding under the Fifth Amended Credit Agreement and we had $236.7 million available for borrowing subject to borrowing base limitations and covenant restrictions.
     We entered into the Fifth Amended Credit Agreement for general business needs, including possible repurchases of the Senior Notes and the acquisition of machinery and equipment.
     Under the Fifth Amended Credit Agreement we are required to calculate EBITDA because covenants in the agreement are tied to ratios based on that measure. For instance, the covenants under the Fifth Amended Credit Agreement incorporate EBITDA for the most recent last four fiscal quarters (last twelve months), as a component of the following ratios: debt service ratio (minimum 1.25 to 1), senior secured debt ratio (maximum 3.00 to 1), leverage ratio (maximum 4.85 to 1) and interest coverage ratio (minimum 2.25 to 1). Our ability to incur additional debt is tied to our bank covenants. As of July 30, 2005, we were in compliance with our covenants under the Fifth Amended Credit Agreement.
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
     Our Fifth Amended Credit Agreement defines EBITDA as net earnings (loss) plus income tax expense, interest expense, depreciation and amortization. In addition, EBITDA is adjusted for certain non-cash items. A reconciliation between net earnings and EBITDA is calculated as follows:

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net earnings (per GAAP basis)	$1,560,853	$4,717,240	$9,163,346	$6,451,620
Income tax expense	750,000	3,347,000	4,747,000	4,752,000
Interest Expense	11,217,741	9,246,585	31,638,626	26,964,215
Depreciation	17,364,864	15,588,257	51,833,697	44,591,150
Amortization	1,346,053	1,244,599	4,059,227	3,660,634
Non-cash items	153,304	1,449	169,949	(55,182)

EBITDA	$32,392,815	$34,145,130	$101,611,845	$86,364,437

	Years Ended		Last Twelve Months (LTM)
	October 30,	November 1,	July 30,	July 31,
	2004	2003	2005	2004
Net earnings (per GAAP basis)	$9,189,969	$4,361,056	$11,901,695	$5,801,632
Income tax expense	4,993,000	4,543,000	4,988,000	5,429,000
Interest Expense	35,779,601	36,902,209	40,454,012	35,728,226
Depreciation	60,701,290	49,859,253	67,943,837	57,872,220
Amortization	4,946,455	6,490,262	5,345,048	5,231,067
Non-cash items	1,805,899	155,390	2,031,030	313,000

EBITDA	$117,416,214	$102,311,170	$132,663,622	$110,375,145

     We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material contractual obligations and commitments as of July 30, 2005.

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Cash Obligations	Total	Year	Years	Years	5 Years
Long Term Debt Obligations, including current portion (a)	$57,427,424	$266,228	$57,161,196	$—	$—
Capital Lease Obligations, including current portion	11,497,971	4,576,060	5,794,869	1,127,042	—
Operating Lease Obligations	29,498,538	13,292,348	14,457,973	1,748,217	—
Capital Expenditure Commitments	22,859,437	22,859,437	—	—	—
Amended Credit Agreement (b)	4,045,000	—	—	4,045,000	—
Salary Continuation Plan	4,505,610	113,500	227,000	320,333	3,844,777
Obligations — Stock Bonus Plans (c)	13,496,845	—	—	—	13,496,845
Senior Notes	325,000,000	—	—	—	325,000,000

Total Contractual Cash Obligations	$468,330,825	$41,107,573	$77,641,038	$7,240,592	$342,341,622

	Commitment Expiration by Period
		Less Than 1	1-3	3-5	More Than
Other Commercial Commitments	Total	Year	Years	Years	5 Years
Standby Letters of Credit	$59,323,570	$59,323,570	$—	$—	$—
Fifth Amended and Restated Credit Agreement (d)	236,631,430	—	—	236,631,430	—

Total Commercial Commitments	$295,955,000	$59,323,570	$—	$236,631,430	$—

(a)	Included in long-term debt obligations are notes payable primarily collateralized by letters of credit and equipment.

(b)	The Fifth Amended Credit Agreement’s actual outstanding balance as of July 30, 2005. The Fifth Amended Credit Agreement will expire in January 2010.

(c)	Under the Fifth Amended Credit Agreement, the Company may redeem equity interests of employees pursuant to the Restricted Stock Bonus Plans in amounts not to exceed $3.0 million in the aggregate in any fiscal year.

(d)	The unused borrowing balance under the Fifth Amended Credit Agreement as of July 30, 2005.
     Looking forward, we have the following short-term and medium-term capital needs. Our overall capital expenditure budget in each of fiscal 2005 and 2006 is approximately $80.0 million, a majority of which is expected to be discretionary capital expenditures. We expect to finance all of our capital expenditures with operating cash flows and to cover any shortfalls with borrowings under the Fifth Amended Credit Agreement.
     Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash flow from operations and available cash, together with available borrowings under the Fifth Amended Credit Agreement, will be adequate to meet our future liquidity needs for at least the next few years. As of July 30, 2005, we had approximately $10.2 million in cash and cash equivalents. It is possible, however, that our business will not generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available under the Fifth Amended Credit Agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, we may not be able to refinance any of our indebtedness, including the Fifth Amended Credit Agreement or the 10.75% Senior Notes due 2011, on commercially reasonable terms or at all.
Off-Balance Sheet Arrangements
     As of July 30, 2005, we had no off-balance sheet arrangements, other than those disclosed in the preceding tables “Contractual Cash Obligations” and “Other Commercial Commitments”.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Contracts
     At July 30, 2005 we had no material foreign exchange contracts. We do not enter into foreign exchange contracts for trading or speculative purposes.
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

PLASTIPAK HOLDINGS, INC.
Dated: September 13, 2005	By:	/s/ William C. Young
William C. Young
President and Chief Executive Officer

By:	/s/ Michael J. Plotzke
Michael J. Plotzke,
Treasurer and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-31.2	Certification of Principal Financial Officer Pursuant Section to 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

EX-32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002